Form 10-Q
period 1995-09-30
W W CAPITAL CORP
filed 1995-11-20
CIK 831253

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For Quarterly Period Ended September 30, 1995
                                      OR
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from            to

Commission File No. 0-17757

                           W-W CAPITAL CORPORATION
            (exact name of Registrant as specified in its charter)

Nevada       93-0967457
(State or other jurisdiction of            (IRS Employer Identi-
incorporation or organization)               fication Number)

            11990 Grant Street, Suite 400, Northglenn, CO   80233
         (Address of principal executive offices, including zip code)
                                (303) 452-5000
             (Registrant's telephone number, including area code)
                                Not Applicable
 (Former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section
13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing
requirements for the past 90 days.    Yes  X   No

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether Registrant has filed all documents and reports required to be filed by
Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
   Yes      No      NOT APPLICABLE   x

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class                                  Number of Shares
Outstanding
   Common stock                            at November  7, 1995
   $0.01 Par Value                             5,530,661




                     W-W CAPITAL CORPORATION

                                     Index

PART I                   FINANCIAL INFORMATION               PAGE NO.

Item 1                   Balance Sheets
                         September 30, 1995 and June 30, 1995    1

                         Statements of Operations
                           Three Months Ended
                           September 30, 1995 and 1994           3

                         Statements of Cash Flows
                           Three Months Ended
                           September 30, 1995 and 1994           4

                         Notes to Financial Statements           6

Item 2                   Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                         9

PART II                  OTHER INFORMATION

Item 1                   LEGAL PROCEEDINGS                      13
Item 2                   CHANGES IN SECURITIES                  13
Item 3                   DEFAULTS UPON SENIOR SECURITIES        13
Item 4                   SUBMISSION OF MATTERS TO VOTE OF
                         SECURITY HOLDERS                       13
Item 5                   OTHER INFORMATION                      13
Item 6                   EXHIBITS AND REPORT ON FORM 8-K        13


                         SIGNATURES                             14




                    Part 1-FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
                            W-W CAPITAL CORPORATION

                                 Balance Sheet

                                    September 30,    June 30,
                                    1995             1995
Assets                              (Unaudited)
Current assets:
  Cash                            $     5,522      $   124,458
  Trade accounts receivable         2,532,314        1,913,949
  Less allowance for doubtful       ( 197,008 )      ( 197,008)
  accounts

     Net accounts receivable        2,335,306        1,716,941
  Accounts receivable, other           26,150           18,574
  Accounts receivable, employee         2,768            6,946
  Accounts receivable,                101,415          100,114
  related party

Inventories:
   Raw materials                      417,508          417,094
   Work-in-process                    171,616          206,817
   Finished goods                   2,647,419        2,827,991
     Total inventories              3,236,543        3,451,902
  Deferred taxes                      118,348          118,350
  Prepaid expenses                     33,364           72,961
  Current portion of                   43,210           48,310
   notes receivable

  Total current assets              5,902,626        5,658,556
Property and equipment, at cost     4,347,631        4,327,267
  Less accumulated depreciation
  and amortization                ( 1,626,853 )    ( 1,525,737 )
     Net property and equipment     2,720,778        2,801,530

Other Assets:
  Long-term notes receivable from
     stockholders, net of
     current portion                   22,378           34,869

Long-term notes receivable from
     parties, other affiliated
     entities and related
     net of current portion            23,374           23,027
  Real Estate held for resale         374,280          373,960
  Accounts and notes
   receivable, other                  537,951          539,151
  Covenant not to compete, net of
     accumulated amortization          28,442           35,268
  Other assets                         88,418           81,156
     Total other assets             1,074,843        1,087,431
     TOTAL ASSETS                 $ 9,698,247      $ 9,547,517


                          Continued on following page
                See accompanying notes to financial statements.
                            W-W CAPITAL CORPORATION
                            Balance Sheet, Continued

                                    September 30,     June 30,
                                    1995              1995
                                    (Unaudited)
Liabilities
Current Liabilities:
  Accounts Payable                $ 2,321,505     $   2,143,658
  Revolving credit note
   payable to Bank                  1,811,613         1,662,613
  Accrued property taxes               42,650            31,892
  Accrued payroll and
   related taxes                      147,787           128,317
  Accrued interest payable             25,903            30,656
  Accrued commissions                 166,936           165,327
  Current portion of
   long-term payables                 341,213           354,710
  Current portion of notes
   payable to related parties          35,125            35,125
  Other current liabilities            24,961            22,450
     Total current liabilities      4,917,693         4,574,748

Other Liabilities:
  Long-term note payable to
financial institutions net of
   current portion1,                  625,279         1,692,624
  Deferred taxes                       79,246           102,585
  Other Long-term liabilities          28,646            35,521
     Total other Liabilities        1,733,171         1,830,730

     TOTAL LIABILITIES              6,650,864         6,405,478

Stockholders' Equity
  Common stock: $.01 par value
  15,000,000 shares authorized
  5,530,661 shares issued and
  outstanding at September 30,
  1995, and June 30, 1995,
  respectively                         55,306            55,306

  Capital in excess of par value    3,304,099         3,304,099
  Accumulated Deficit               ( 293,116 )       ( 198,460 )
                                    3,066,289         3,160,945
  Less 20,264 shares of treasury
    stock at cost                    ( 18,906 )        ( 18,906 )

     TOTAL STOCKHOLDERS' EQUITY     3,047,383         3,142,039

     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY         $ 9,698,247      $  9,547,517


                See accompanying notes to financial statements.
                              W-W CAPITAL CORPORATION
                             Statements of Operations
                                    (Unaudited)
                                       Three Months Ended



                                     September 30,
                            ____________________________________________
                                    1995             1994

Net Sales                         $ 4,067,632      $ 4,320,411

Cost of goods sold                  3,372,234        3,491,497

  Gross profit                        695,398          828,914


Operating expenses:
  Selling expenses                    353,561          331,807

  General and administrative
   expenses                           401,224          369,867


     Total operating expenses         754,785          701,674


     Operating (loss) earnings       ( 59,387 )        127,240


Other income (expense):

  Interest income                      35,769           17,517

  Interest expense                  ( 101,819 )       ( 81,684 )

  Gain (Loss) on sale of assets            -             3,000

  Other income (expense), net           7,442           20,558

     Total other income (expense)    ( 58,608 )       ( 40,609 )


  (Loss) Earnings before
   income taxes                     ( 117,995 )         86,631



Provision for deferred
income taxes                         ( 23,339 )         10,408



  Net (loss) earnings              $ ( 94,656 )   $     76,223



(Loss) Earnings per common share: $    (  .02 )  $         .01



Weighted average number of
common shares outstanding           5,530,661        5,419,115






                  See accompanying notes to financial statements.




                     W-W CAPITAL CORPORATION
                          Statement of Cash Flows
                                (Unaudited)


                                         Three Months Ended
                                            September 30,
                          ________________________________________________
                                        1995              1994

Cash flows from operating activities:
  Net (loss) earnings             $     (  94,656 )      $  76,223

  Adjustments to reconcile net
  earnings to net cash provided by
  (used in) operating activities:

  Depreciation and amortization           109,300           92,773

  Loss (Gain) on property and equipment      -           (   3,000 )

  Provisions for loss on accounts
   and notes receivable                      -              35,000

  Interest income added to notes
   receivable - affiliates                    347             -

  Deferred income taxes                  ( 23,339 )         10,408

  Other                                   ( 3,302 )           -

Changes in assets and liabilities:
  Accounts receivable                   ( 618,365 )      ( 347,893 )

  Inventories                             215,359          400,338

  Other current and non-current assets     22,013        (  36,237 )

  Accounts payable                        177,847        ( 167,611 )
  Accrued expenses
     and other current liabilities         29,595        ( 102,380 )

       Net cash (used in) provided
       by operating activities         (  185,201 )     (   42,379 )


Cash flows from investing activities:
  Increase in real estate
  held for sale                          (    320 )           -
  Purchase of property and equipment     ( 20,364 )     (  206,847 )

  Proceeds from other notes receivable     13,200        (  32,812 )

  Proceeds from stockholders'
  notes receivable                          5,591            5,312


       Net cash (used in) provided
        by investing activities            (1,893 )      ( 234,347  )








                        (Continued on following page)



                           W-W CAPITAL CORPORATION
                      Statement of Cash Flows, Continued
                                 (Unaudited)

                                              Three Months Ended
                                                 September 30,


                                            1995                 1994

Cash flows from financing activities:
  Proceeds from lines of credit               149,000              148,160
  Payments on notes payable to financial
     institutions and government entities   (  85,542 )          (  37,607 )

  Payments on notes payable to affiliates        -               (   2,775 )

  Proceeds from notes payable                   4,700              204,643


     Net cash provided by (used in)
     financing activities                      68,158              312,421


  Net (decrease)  increase in cash          ( 118,936 )             35,695

  Cash at beginning of period                 124,458               52,944


     Cash at end of period                      5,522               88,639



  Supplement schedule of non cash investing
    and financing activities                     -                    -


Supplemental disclosures of cash flow
   information:
  Cash paid during the period for interest    105,942               79,295

               See accompanying notes to financial statements.


                          W-W CAPITAL CORPORATION
                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

   The accompanying unaudited financial statements include the accounts of W W Capital
Corporation (the Company) and its three wholly-owned subsidiaries W-W Manufacturing
Co., Inc., Titan Industries, Inc., and Eagle Enterprises, Inc. All significant intercompany accounts and transactions have been eliminated.

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles for full-year financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to W W Capital
Corporation's financial statements included in its Annual Report on Form 10-K for the year ended June 30, 1995. In the opinion of management, all adjustments (consisting of normal recurring accrual basis adjustments) considered necessary for a fair presentation have been reflected in the accompanying financial statements. Operating results for the three month period ended September 30, 1995, are not necessarily indicative of the result that may be expected for the year ended June 30, 1996.


NOTE 2 - NET EARNINGS PER SHARE

     The net earnings (loss) per share amount included in the accompanying statement of operations have been computed using the weighted average number of shares of common stock outstanding and the dilative effect, if any, of common stock equivalents existing during the applicable three month periods.


NOTE 3 - RELATED PARTY TRANSACTION

     The Company has a number of related party transactions. See the footnotes to W W
Capital Corporation financial statements for the year ended June 30, 1995, included in its
Annual Report on Form 10-K for the nature and type of related party transactions.

     The related party transactions include sales commission paid to Agri-Sales Associates which had entered into a sales and marketing agreement with the Company. The former owner of Eagle Enterprises is also the principal owner of Agri-Sales and holder of the
Company's restricted common stock, as more fully discussed in the Annual Report on Form
10-K for the year ended June 30, 1995.

     A summary of the related party transactions that effect the Company's statement of operations for the three months ended September 30, 1995, and 1994, respectively, is as follows:

                               Three Months Ended
                                  September 30,

Transactions with
Related Parties               1995            1994

Rent expense                  15,000          15,000


Interest income                1,841           2,222


Interest expense                 878           2,047

Commission expense                 0         165,966


ITEM 2.                  Management's Discussion and Analysis  of Financial
Condition and Results of
Operations.

     The business of the Company is carried on within two segments by a number of operating units. The livestock handling equipment segment is composed of W-W Manufacturing (W-W Manufacturing) and Eagle Enterprises (Eagle), and the water and environmental product segment is represented by Titan Industries (Titan).

(A)  Analysis of Results of Operations

     The Company has a net loss of $94,656, for the quarter ended September 30, 1995, as compared to a net earnings of $76,223 in 1994.

     Net sales decreased to $ 4,067,632 for the three months ended September 30, 1995,
compared to $ 4,320,141 for 1994.   The following table represents actual
sales by segment
group.

     Sales by segment group:

                                              Three Months Ended
                                                 September 30
                                         1995              1994
Livestock Handling Equipment             2,269,313         2,397,806

Water and Environmental Products         1,798,319         1,922,605


Total Net Sales                          4,067,632         4,320,411


  The sales in the water and environmental product segment decreased $124,286 or 6.5%
as compared to corresponding period in 1995. This decrease can be attributed to the wet weather conditions in the midwest during the spring and summer period having an effect on the water supplies aspect of the business. Cut backs by governmental agencies has had a affect on sales of the various environmental products produce by the Company. The
Company has concentrated its efforts to establish new distributors and manufacturer's representatives on both the east and west coasts to expand its market area so that weather and economics in a certain area will not have a major impact on sales.

  During the quarter ended September 30, 1995, sales in the livestock handling equipment segment declined $128,493 or 6.5%. The decline in sales are due to a concern in the cattle industry about beef prices, and the extreme hot weather experienced all across the United
States, thereby, creating a weaker demand for the traditional W-W Manufacturing equipment.
A decline in sales was felt most strongly in the first month of the quarter but improved as the Company moved into its stronger fall selling season. During the quarter ended
September 30, 1995, W-W Manufacturing had a special order which accounted for approximately $533,000 of the total sales in this segment. This sale helped offset the decline in sales orders from regular customers. The Company can expect sales in the livestock handling equipment to remain soft as long as beef prices remain low and some experts in the cattle industry predict beef prices to remain low for the next twelve to eighteen months.
However, during this period the Company is taking steps to maintain and gain market share by expanding its sales and marketing efforts to the upper midwest and western United States areas that have not been traditionally strong markets for the Company in the past.

  Historically, W-W Manufacturing has sold its equipment to the larger ranchers and not to smaller operators because along with higher quality and durability comes higher prices.
Therefore, smaller operators opted for lower priced equipment because the size of their herd, they could not justify the price for W-W Manufacturing equipment. In order to meet the needs of the smaller price conscious operator, the Company has designed a new line of quality equipment which will be priced lower than the traditional equipment. Additionally, the Company expects to reintroduce a line of feed equipment and gates during the late second or early third quarter of fiscal 1996. It is expected that these new products will help gain market share in the south and southeast, because those regions have a larger number of small operators.

  Gross profit margins decreased from 19.18% in 1994 to 17.09% in 1995 on an overall
Company basis. The gross profit margin in the livestock handling equipment decreased from
18.86% in 1994 to 17.99% in 1995. This decline is principally a result of lower gross profit margin on "specials" which accounted for approximately 23.4% of total sales in the livestock
handling equipment segment during the quarter.   Eagle continued to show
improvement in
its operating results. Eagle had a operating loss of $97,452 during the quarter ended
September 30, 1995 as compared to an operating loss of $171,115 in corresponding quarter in 1994. Product sales shipped out of the Eagle manufacturing facility totaled $587,915 in
1995. Management has estimated Eagle's breakeven point to be approximately $200,000 to
$225,000 in shipments per month. It is anticipated that Eagle's shipments will increase as production of the reintroduced feed equipment, gates and new lower priced cattle handling equipment starts, during the late second or early third quarter of fiscal 1996. These new products will be targeted for the market area Eagle supplies.

  Gross profit margins in the water and environmental product segment decreased from
19.6% in 1994 to 15.97% in 1995. This decline corresponds to higher depreciation and other costs associated with the new manufacturing facility which was completed in December
1994. Presently, this facility is not being utilized to its fullest capacity due to sluggish sales.

  The selling expenses as a percent of sales increased to 8.69% in 1995 as compared to
7.67% in 1994. The increase is a function of the cost of the establishing sales force in the livestock handling equipment segment, while sales have declined. The Company has been successful in new establishing new dealers and distributors in areas where the Company has not had a strong presence. It is anticipated that as cattle prices improve and the new dealers and distributors reduce their inventories, that they will start ordering W-W livestock handling equipment.

  General and administrative expenses increased $31,406 in 1995 as compared to 1994.
This increase is a combination of higher legal fees involving lawsuits and higher corporate travel costs incurred. Corporate management has spent a majority of their time assisting management of the subsidiaries in developing new product lines, sales force and marketing plans.

  Interest expense increased $20,135 during the quarter ended September 30, 1995, as compared to the corresponding quarter in the prior year. This increase can be attributed to increase in borrowing on the lines of credit and interest incurred on the funds borrowed to build Titan's new facility which was completed in December 1994. Inflation has not had a significant effect on operations in the recent years because of the relatively modest rate of price increases in the United States.

(B)  Liquidity and Capital Resources

  The Company used $185,201 cash in operating activities in 1995 as compared to $42,372 in 1994. This was the result of an increase of $618,365 in accounts receivable. The majority of this increase related to the $533,000 receivable on "specials" shipped at the end of the quarter, which was collected in full in October. Even though inventory levels have declined since June 30, 1995, management feels that additional reductions can be made without effecting sales. As the Company continues to reduce inventory, liquidity will improve and management expectes, corresponding reduction in debt and interest expense.

  The Company is currently in the process of renewing its banking arrangements with its primary lender on terms similar to which is presently in effect. Currently Eagle is in violation of certain loan covenants with both First American National Bank and Bank IV,
Kansas due to prior net operating losses. Management has discussed these violations with the Banks and neither Bank indicated that they would accelerate payment of the respective loans.

  During the quarter ended September 30, 1995, the Company made capital additions of
$20,364 down from $206,487 in 1994. W-W Manufacturing is currently in discussions with the City of Dodge City, Kansas regarding the issuance of $1,400,000 of Industrial Revenue
Bonds. Said proceeds would be used to acquire the Dodge City Manufacturing facility and provide funds for additions, improvements and remodeling. Under the terms of the indenture, W-W Manufacturing would lease the facility from the City of Dodge City for monthly pro-rata amounts sufficient to pay all principal and interest due on said bonds. W-
W Manufacturing has an option to purchase property at any time for an amount equal to full amount required to pay-in-full or redeem all outstanding bonds plus $10.00.

  Subsequent to September 30, 1995, the Company received approximately $80,000 as payment toward principal and interest on its note receivable in the amount of $440,218. This note received as part of the proceeds from the December 1994 sale of real estate. These payments and future payments received will be used primarily to reduce debt, thereby, improving liquidity.

  Management believes with net cash provided from operations, available lines of credit and the Company's ability to obtain additional long-term financing, the Company will have adequate sources to meet its current obligations.

                                  PART II
                             OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

  Not Applicable

ITEM 2.    CHANGES IN SECURITIES

  Not Applicable


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

  Not Applicable

ITEM 4.    SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

  Not Applicable

ITEM 5.    OTHER INFORMATION

  Not Applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  Not Applicable Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   W W CAPITAL CORPORATION
                                                    (Registrant)

Dated: November  17, 1995          By:________________________________
                                   Robert W. Claar, Chief Financial Officer



Dated: November 17, 1995           By:________________________________
                                   Steve D. Zamzow,  President  & CEO

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   W W CAPITAL CORPORATION
                                                    (Registrant)

Dated: November 17, 1995           By:         /s/ Robert W. Claar

                                   Robert W. Claar, Chief Financial Officer



Dated: November 17, 1995           By:     /s/ Steve D. Zamzow

                                   Steve D. Zamzow,  President  & CEO