Form 10-Q/A
period 1995-09-30
W W CAPITAL CORP
filed 1996-02-20
CIK 831253

FORM 10-Q/a1
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

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

                            W-W CAPITAL CORPORATION

                                     Index

PART I                   FINANCIAL INFORMATION               PAGE NO.

Item 1                   Balance Sheets
                         September 30, 1995 and June 30, 1995    1

                         Statements of Operations
                           Three Months Ended
                           September 30, 1995 and 1994           3

                         Statements of Cash Flows
                           Three Months Ended
                           September 30, 1995 and 1994           4

                         Notes to Financial Statements           6

Item 2                   Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                         9

PART II                  OTHER INFORMATION

Item 1                   LEGAL PROCEEDINGS                      13
Item 2                   CHANGES IN SECURITIES                  13
Item 3                   DEFAULTS UPON SENIOR SECURITIES        13
Item 4                   SUBMISSION OF MATTERS TO VOTE OF
                         SECURITY HOLDERS                       13
Item 5                   OTHER INFORMATION                      13
Item 6                   EXHIBITS AND REPORT ON FORM 8-K        13


                         SIGNATURES                             14


Part 1-FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS
                            W-W CAPITAL CORPORATION

                                            Balance Sheet
                                    September 30,       June 30,
                                        1995              1995
                                         (Unaudited)
Assets
Current assets:
  Cash                            $     5,522      $      124,458
  Trade accounts receivable         2,532,314           1,913,949
  Less allowance for doubtful       ( 197,008)           (197,008)
  accounts
     Net accounts receivable        2,335,306           1,716,941
  Accounts receivable, other           26,150              18,574
  Accounts receivable, employee         2,768               6,946
  Accounts receivable, related        101,415             100,114
  party
  Inventories:
     Raw materials                    417,508             417,094
     Work-in-process                  171,616             206,817
   Finished goods                   2,647,419           2,827,991
     Total inventories              3,236,543           3,451,902
  Deferred taxes                      118,348             118,350
  Prepaid expenses                     33,364              72,961
  Current portion of notes             43,210              48,310
  receivable
Total current assets                5,902,626           5,658,556
Property and equipment, at cost     4,347,631           4,327,267
  Less accumulated depreciation
  and amortization                ( 1,626,853 )       ( 1,525,737 )
     Net property and equipment     2,720,778           2,801,530

Other Assets:
  Long-term notes receivable from
     stockholders, net of current      22,378              34,869
     portion
 Long-term notes receivable from       23,374              23,027
     parties, other affiliated
     entities and related
     net of current portion
  Real Estate held for resale         374,280             373,960
  Accounts and notes receivable,      537,951             539,151
  other

  Covenant not to compete, net of
     accumulated amortization          28,442              35,268
  Other assets                         88,418              81,156
     Total other assets             1,074,843           1,087,431
     TOTAL ASSETS                 $ 9,698,247      $    9,547,517

                          Continued on following page
                See accompanying notes to financial statements.
                            W-W CAPITAL CORPORATION
                            Balance Sheet, Continued

                                  September 30,           June 30,
                                      1995                 1995
                                   (Unaudited)
Liabilities
Current Liabilities:
  Accounts Payable                   $ 2,321,505       $   2,143,658
  Revolving credit note payable        1,811,613           1,662,613
  to Bank
Accrued property taxes                    42,650              31,892
  Accrued payroll and related taxes      147,787             128,317
  Accrued interest payable                25,903              30,656
  Accrued commissions                    166,936             165,327
  Current portion of long-term           341,213             354,710
  payables
Current portion of notes payable to
   related parties                        35,125              35,125
  Other current liabilities               24,961              22,450
     Total current liabilities         4,917,693           4,574,748

Other Liabilities:
  Long-term note payable to financial
   institutions net of current         1,625,279           1,692,624
   portion
Deferred taxes                            79,246             102,585
  Other Long-term liabilities             28,646              35,521
     Total other Liabilities           1,733,171           1,830,730

     TOTAL LIABILITIES                 6,650,864           6,405,478

Stockholders' Equity
  Common stock: $.01 par value
  15,000,000 shares authorized
  5,530,661 shares issued and
  outstanding at September 30,
  1995, and June 30, 1995,
  respectively                            55,306              55,306

  Capital in excess of par value       3,304,099           3,304,099
  Accumulated Deficit                  ( 293,116 )         ( 198,460 )
                                       3,066,289           3,160,945
  Less 20,264 shares of treasury
  stock at cost                         ( 18,906 )          ( 18,906 )

     TOTAL STOCKHOLDERS' EQUITY        3,047,383           3,142,039

     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY            $ 9,698,247         $ 9,547,517

                See accompanying notes to financial statements.
                              W-W CAPITAL CORPORATION
                             Statements of Operations
                                    (Unaudited)
                                       Three Months Ended

                                            September 30,
                            ____________________________________________
                                    1995             1994
Net Sales                         $ 4,067,632      $ 4,320,411

Cost of goods sold                  3,372,234        3,491,497

  Gross profit                        695,398          828,914


Operating expenses:
  Selling expenses                    353,561          331,807

  General and administrative          401,224          369,867
  expenses

     Total operating expenses         754,785          701,674


     Operating (loss) earnings       ( 59,387 )        127,240


Other income (expense):

  Interest income                      35,769           17,517

  Interest expense                  ( 101,819 )       ( 81,684 )

  Gain (Loss) on sale of assets            -             3,000

  Other income (expense), net           7,442           20,558

     Total other income (expense)    ( 58,608 )       ( 40,609 )


(Loss) Earnings before income taxes ( 117,995 )         86,631


Provision for deferred income taxes  ( 23,339 )         10,408


  Net (loss) earnings              $ ( 94,656 )   $     76,223



(Loss) Earnings per common share:   $  (  .02 )   $        .01



Weighted average number of
common shares outstanding           5,530,661        5,419,115

                  See accompanying notes to financial statements.
                           W-W CAPITAL CORPORATION
                          Statement of Cash Flows
                                (Unaudited)

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

                        (Continued on following page)

                            W-W CAPITAL CORPORATION
                      Statement of Cash Flows, Continued
                                 (Unaudited)

                                              Three Months Ended
                                             September 30,


                                            1995           1994
Cash flows from financing activities:
  Proceeds from lines of credit            $  149,000     $   148,160
  Payments on notes payable to financial
     institutions and government entities   (  85,542 )     (  37,607 )

  Payments on notes payable to affiliates           -       (   2,775 )

  Proceeds from notes payable                   4,700         204,643


Net cash provided by (used in) financing
    activities                                 68,158         312,421


  Net (decrease)  increase in cash          ( 118,936 )        35,695

  Cash at beginning of period                 124,458          52,944


     Cash at end of period                $     5,522      $   88,639



  Supplement schedule of non cash investing
    and financing activities                        -               -


Supplemental disclosures of cash flow
   information:
  Cash paid during the period for interest $  105,942      $   79,295


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

     A summary of the related party transactions that effect the Company's statement of operations for the three months ended
September 30, 1995, and 1994, respectively, is as follows:

                                             Three Months Ended

                                                September 30,
                                           1995           1994
Transactions with
Related Parties

Rent expense                           $   15,000      $   15,000

Interest income                           $ 1,841      $    2,222


Interest expense                          $   878      $    2,047

Commission expense                        $     0      $  165,966


ITEM 2.Management's Discussion and Analysis of
Financial Condition and Results of Operations.

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

     Sales by segment group:

                                        Three Months Ended

                                                September 30
                                          1995         1994
     Livestock Handling Equipment       $ 2,269,313    $ 2,397,806
     Water and Environmental Products     1,798,319      1,922,605

          Total Net Sales               $ 4,067,632    $ 4,320,411

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

  During the quarter ended September 30, 1995, the Company made capital additions of $20,364 down from $206,487 in 1994. W-W Manufacturing is currently in discussions with the City of Dodge City, Kansas regarding the issuance of $1,400,000 of Industrial Revenue Bonds. Said proceeds would be used to acquire the Dodge City Manufacturing facility and provide funds for additions, improvements and remodeling. Under the terms of the indenture, W-W Manufacturing would lease the facility from the City of Dodge City for monthly pro-rata amounts sufficient to pay all principal and interest due on said bonds. W-W Manufacturing has an option to purchase property at any time for an amount equal to full amount required to pay-in-full or redeem all outstanding bonds plus $10.00.

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

  Not Applicable

ITEM 5.    OTHER INFORMATION

  Not Applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  Exhibit 27 Financial Data Schedule
  Pursuant to the requirements of the
Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   W W CAPITAL CORPORATION
                                                    (Registrant)

Dated: February 7, 1996
By:________________________________
                                   Robert W. Claar, Chief
Financial Officer



Dated: February 7, 1996
By:________________________________
                                   Steve D. Zamzow,  President  &
CEO

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   W W CAPITAL CORPORATION
                                                    (Registrant)

Dated: February 7, 1996            By:         /s/ Robert W.
Claar
                                   Robert W. Claar, Chief
Financial Officer



Dated: February 7, 1996            By:     /s/ Steve D. Zamzow

                                 Steve D. Zamzow, President & CEO