Form 10-Q
period 1995-12-31
W W CAPITAL CORP
filed 1996-02-20
CIK 831253

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For Quarterly Period Ended December 31, 1995
                                      OR
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from            to

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

Title of Each Class
                                             Number of Shares
                                               Outstanding
   Common stock                            at February  12, 1996
   $0.01 Par Value                             5,530,661


                             W-W CAPITAL CORPORATION

                                     Index

PART I                   FINANCIAL INFORMATION               PAGE NO.

Item 1                   Balance Sheets
                         December 31, 1995 and June 30, 1995     1

                         Statements of Operations
                           Three and Six  Months Ended
                           December 31, 1995 and 1994            3

                         Statements of Cash Flows
                           Six Months Ended
                           December 31, 1995 and 1994            4

                         Notes to Financial Statements           6

Item 2                   Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                         9

PART II                  OTHER INFORMATION

Item 1                   LEGAL PROCEEDINGS                      13
Item 2                   CHANGES IN SECURITIES                  13
Item 3                   DEFAULTS UPON SENIOR SECURITIES        13
Item 4                   SUBMISSION OF MATTERS TO VOTE OF
                         SECURITY HOLDERS                       13
Item 5                   OTHER INFORMATION                      13
Item 6                   EXHIBITS AND REPORT ON FORM 8-K        13


                         SIGNATURES                             14

                      Part 1-FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
                            W-W CAPITAL CORPORATION

                                 Balance Sheet

                                    December 31,        June 30,
                                        1995              1995
                                     (Unaudited)
Assets
Current assets:
  Cash                            $     9,157      $   124,458
  Trade accounts receivable         2,044,174        1,913,949
  Less allowance for doubtful
  accounts                          ( 190,361 )      ( 197,008 )
     Net accounts receivable        1,853,813        1,716,941
  Accounts receivable, other            6,566           18,574
  Accounts receivable, employee         2,868            6,946
  Accounts receivable, related
  party                               103,060          100,114
  Inventories:
   Raw materials                      417,158          417,094
   Work-in-process                    189,642          206,817
   Finished goods                   2,542,680        2,827,991
     Total inventories              3,149,480        3,451,902
  Deferred taxes                      118,829          118,350
  Prepaid expenses                     55,164           72,961
  Current portion of
  notes receivable                    170,379           48,310
     Total current assets           5,469,316        5,658,556
Property and equipment, at cost     4,401,533        4,327,267
  Less accumulated depreciation
  and amortization                ( 1,732,336 )    ( 1,525,737 )
     Net property and equipment     2,669,197        2,801,530

Other Assets:
  Long-term notes receivable from
     stockholders, net of
     current portion                   22,406           34,869
  Long-term notes receivable from
     parties, other affiliated
     entities and related
     net of current portion            23,374           23,027
  Real Estate held for resale         378,775          373,960
  Accounts and notes receivable,
  other                               348,026          539,151
  Covenant not to compete, net of
     accumulated amortization          21,616           35,268
  Other assets                         90,520           81,156
     Total other assets               884,717        1,087,431
     TOTAL ASSETS                 $ 9,023,230      $ 9,547,517

                          Continued on following page
                See accompanying notes to financial statements.

                            W-W CAPITAL CORPORATION
                            Balance Sheet, Continued

                                  December 31,       June 30,
                                    1995             1995
                                    (Unaudited)
Liabilities
Current Liabilities:
  Accounts Payable                $ 1,875,155    $   2,143,658
  Revolving credit note
  payable to Bank                   1,811,613        1,662,613
  Accrued property taxes               62,656           31,892
  Accrued payroll and
  related taxes                        90,498          128,317
  Accrued interest payable             29,758           30,656
  Accrued commissions                 165,327          165,327
  Current portion of long-term
  payables                            272,615          354,710
  Current portion of notes
  payable to related parties           35,125           35,125
  Other current liabilities            19,286           22,450
     Total current liabilities      4,362,033        4,574,748

Other Liabilities:
  Long-term note payable to financial
   institutions net of
   current portion                  1,584,478        1,692,624
  Deferred taxes                       76,006          102,585
  Other Long-term liabilities          21,770           35,521
     Total other Liabilities        1,682,254        1,830,730

     TOTAL LIABILITIES              6,044,287        6,405,478

Stockholders' Equity
  Common stock: $.01 par value
  15,000,000 shares authorized
  5,530,661 shares issued and
  outstanding at December
  31, 1995, and June 30, 1995,
  respectively                         55,306           55,306

  Capital in excess of par value    3,304,099        3,304,099
  Accumulated Deficit               ( 361,556 )      ( 198,460 )
                                    2,997,848        3,160,945
  Less 20,264 shares of treasury
  stock at cost                      ( 18,906 )       ( 18,906 )

     TOTAL STOCKHOLDERS' EQUITY     2,978,943        3,142,039

     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY         $ 9,023,230      $ 9,547,517

                See accompanying notes to financial statements.
                              W-W CAPITAL CORPORATION
                             Statements of Operations
                                    (Unaudited)

                               Three Months Ended           Six Months Ended
                                   December 31,                December 31,

                             1995         1994         1995        1994
Net Sales                    3,526,094    3,945,386    7,593,726   8,265,797
Cost of goods sold           2,812,556    3,143,174    6,184,790   6,634,671

   Gross profit                713,538      802,212    1,408,936   1,631,126

Operating expenses:
   Selling expenses            341,676      274,715      695,237     606,522
   General and administrative
  expenses                     373,306      402,623      774,530     772,490
     Total operating expenses  714,982      677,338    1,469,767   1,379,012

  Operating earnings(loss)    (  1,444 )    124,874     ( 60,831 )   252,114

Other income (expense):
   Interest income              32,664       38,141       68,433      55,658
   Interest expense          ( 103,985 )  ( 107,148 )  ( 205,804 ) ( 188,832
)
   Gain on sale of assets        1,000           -         1,000       3,000
   (Loss) on sale of real
   estate held for sale              -    ( 195,598 )          -   ( 195,598 )
   Other income (expense),
    net                          1,736       11,495        9,178      32,053
Total other income (expense)  ( 68,585 )  ( 253,110 )  ( 127,193 ) ( 293,719 )

Earnings (Loss) before
  income taxes               (  70,029 )  ( 128,236 )  ( 188,024 )  ( 41,605 )

Provision for deferred
  income taxes                (  1,589 )     12,220     ( 24,928 )    22,628


   Net earnings (loss)        ( 68,440 )  ( 140,456 )  ( 163,096 )  ( 64,233 )


Earnings (Loss) per
  common share:                 (  .01 )     (  .03 )     (  .03 )    (  .01 )


Weighted average number of
common shares outstanding    5,530,661    5,432,448    5,530,661   5,425,782
                  See accompanying notes to financial statements.



                   W-W CAPITAL CORPORATION

                          Statement of Cash Flows
                                (Unaudited)

                                          Six Months Ended
                                            December 31,
                          ________________________________________________

                                    1995             1994
Cash flows from
operating activities:
  Net (loss) earnings               ( 163,096 )      (  64,233 )
  Adjustments to reconcile net
  earnings to net cash provided by
  (used in) operating activities:

Depreciation and amortization         216,672          193,831
  Loss (Gain) on property
  and equipment                      (  1,000 )        192,598
  Provisions for loss on
  accounts and notes receivable             -           35,350
  Deferred income taxes                26,578           22,628

Changes in assets and liabilities:
  Accounts receivable               ( 130,225 )      ( 314,713 )

  Inventories                         302,422        ( 126,883 )
  Other current and non-current
  assets                               21,094        (  27,506 )
  Accounts payable                  ( 268,503 )        168,341
  Accrued expenses
     and other current liabilities   ( 82,404 )      (  66,069 )
       Net cash (used in) provided
       by operating activities       ( 78,462 )         13,344

Cash flows from investing activities:
  Proceed from sale of property
  and equipment                         1,000                -
  Increase in real estate held
  for sale                            ( 4,815 )        374,606
  Purchase of property and equipment ( 72,455 )      ( 587,822 )
  Increase in other notes receivable ( 71,556 )      (  35,497 )
  Proceeds from other notes
  receivable                          140,834           19,568
  Proceeds from stockholders' notes
  receivable                           11,394           10,417
       Net cash (used in) provided
       by investing activities          4,402        ( 218,728  )

Cash flows from financing activities:
  Proceeds from lines of credit       199,000           20,000
  Payments on lines of credit       (  50,000 )              -
  Payments on notes payable to
  financial institutions and
   government entities             (  219,791 )      (  81,744
          )

  Payments on notes payable
  to affiliates                             -        (   5,563 )

  Proceeds from notes payable          29,550          436,465


     Net cash provided by (used in)
     financing activities            ( 41,241 )        369,158


  Net (decrease)  increase in cash  ( 115,301 )        163,774

  Cash at beginning of period         124,458           52,944


     Cash at end of period              9,157          216,718



  Supplement schedule of non cash
    investing and financing activities:
 Converted accounts receivable
    and related note receivable
    into new secured note             150,000               -

Sold investment in real estate
   held for sale:
 Pay-off of Bank Debt                        -         241,170
 Mortgage receivable                         -         440,219

Supplemental disclosures of cash flow
   information:
 Cash paid during the period
  for interest                        206,702          187,076

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

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles for full-year financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to W W Capital
Corporation's financial statements included in its Annual Report on Form 10-K for the year ended June 30, 1995. In the opinion of management, all adjustments (consisting of normal recurring accrual basis adjustments) considered necessary for a fair presentation have been reflected in the accompanying financial statements. Operating results for the three and six month periods ended December 31, 1995, are not necessarily indicative of the result that may be expected for the year ended June 30, 1996.


NOTE 2 - NET EARNINGS PER SHARE

     The net earnings (loss) per share amount included in the accompanying statement of operations have been computed using the weighted average number of shares of common stock outstanding and the dilative effect, if any, of common stock equivalents existing during the applicable three and six month periods.


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

     A summary of the related party transactions that effect the Company's statement of operations for the three months ended September 30, 1995, and 1994, respectively, is as follows:

                         Three Months Ended    Six Months Ended

                                December 31,             December 31,
Transactions with
Related Parties         1995           1994        1995            1994

Rent expense            15,000         15,000      30,000          30,000

Interest income          1,098          2,181       2,939           4,403

Interest expense           881          1,855       1,759           3,902

Commission expense         -0-         68,920         -0-         234,886

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

(A)  Analysis of Results of Operations

     The Company incurred net losses of $68,440 and $163,096, for the three and six month period ended December 31, 1995, as compared to net losses of $140,456 and $64,233 in 1994 which included a one time loss on sale of real estate of $195,598.

     Net sales decreased to $ 7,593,726 for the six months ended December 31,
1995, compared to $ 8,265,797 for 1994.   The following table represents
actual sales by segment group.

   Sales by segment group:        Three Months Ended     Six Months Ended

                                     December 31            December 31
                                  1995       1994       1995       1994

Livestock Handling Equipment      1,949,639  2,230,969  4,218,952  4,628,775
Water and Environmental Products  1,576,455  1,714,417  3,374,774  3,637,022

             Total Sales          3,945,386  3,945,386  7,593,726  8,265,797


  The sales in the water and environmental product segment decreased $262,248 or 7.2%
during the six month period as compared to corresponding period in 1994. This decrease can be attributed to the Governmental Agencies cutting back funds for ground water
monitoring and remediation. This has impacted the sale of various environmental products produced by the Company. While the unit sales in PVC pipe remain at similar levels to
1994, a decrease in plastic commodity prices of 8% to 10% has contributed to the lower sales levels. In addition extreme wet and cold weather conditions in some market areas had
an adverse effect on the water supplies aspect of the business.   While these
factors
contributed to a decline in sales the Company has taken steps to gain market share and increase sales. The Company has and will continue to introduce new products to the market place. The most recent introduction is high density polyethylene slotted screen (HDPE).
This product has gained strong acceptance in applications such as land fills, mines, environmental remediation, industrial screening and leachate collection systems. This product has many advantages over more traditional piping. The most notable being its ability
to withstand soil loading and resistance to cracking under high pressure   The
Company is
anticipating strong sales with this product as it continues to grow in acceptance and other applications are found for it. The Company continues its efforts to establish new distributors and manufacturer's representatives on both the east and west coasts to expand its market area so that weather and economics in a certain area will not have a major impact on sales.

  During the six months ended December 31, 1995, sales in the livestock handling equipment segment declined $409,823 or 8.8%. The decline in sales are due to a concern in the cattle industry about beef prices, and the extreme hot weather experienced all across the
United States in the late summer and fall, thereby, creating a weaker demand for the traditional W-W Manufacturing equipment. A decline in sales was felt most strongly in July and August of 1995, but improved as the Company moved into its fall and winter selling season, with a normal drop during the holiday season. While traditional lines of cattle livestock systems remains sluggish the special horse stall, versa stall and rodeo sales division remain strong. During the quarter ended September 30, 1995, W-W Manufacturing had a special order which accounted for approximately $533,000 of the total sales in this segment.
While these special sales helped offset the lower demand for the standard line of product the production cost on the sales in higher therefore, reducing gross profit and net profit margins.
 The Company expects sales in the livestock handling equipment to remain soft as long as beef prices remain low and some experts in the cattle industry predict beef prices to remain low for the next twelve to eighteen months. However, during this period the Company is taking steps to maintain and gain market share by expanding its sales and marketing efforts to the upper midwest and western United States areas that have not been traditionally strong markets for the Company in the past.

  Historically, W-W Manufacturing has sold its equipment to the larger ranchers and not to smaller operators because along with higher quality and durability comes higher prices.
Therefore, smaller operators opted for lower priced equipment because the size of their herd, they could not justify the price for W-W Manufacturing equipment. In order to meet the needs of the smaller price conscious operator, the Company has designed a new line of quality equipment which will be priced lower than the traditional equipment. Additionally, the Company reintroduced a line of feed equipment and gates in January 1996.
This line of
equipment will enable the Company to enter the high volume aspect of the gate and panel market. These products will not only increase sales levels, but will give the Company a lead-in-product to open markets to new customers who have not handled W-W Manufacturing livestock systems. The Company will use the late winter and spring months to introduce these new products not only to its traditional market but to distributors and dealers being in new market areas discussed previously. The Company does not expect big increases in sales from these new products until the fall market after customers have had a chance to test the products and see acceptance by the end users. Early indications from trade shows and dealers is that the Company can anticipate increases in sales levels and market share from these new and reintroduced products.

  Gross profit margins decreased from 19.73% in 1994 to 18.55% in 1995 on an overall
Company basis. The gross profit margin in the livestock handling equipment decreased from
20% in 1994 to 19.27% in 1995. As discussed earlier this decline is principally a result of lower gross profit margin on "specials" which accounted for approximately 12.63% of total
sales in the livestock handling equipment segment during the period.   Eagle
continued to
show improvement in its operating results. Eagle had a operating loss of $140,047 during the six months ended December 31, 1995, as compared to an operating loss of $252,287 in corresponding period in 1994. Product sales shipped out of the Eagle manufacturing facility totaled $1,103,552 in 1995 or an average of $183,925 per month. Management has estimated Eagle's breakeven point to be approximately $200,000 in shipments per month. It is anticipated that Eagle's shipments will increase as orders for the reintroduced feed equipment, gates and new lower priced cattle handling equipment continue. The Company believes as these new products gain an acceptance in the market place, that by the 1996 fall season Eagle should be profitable on a consistent basis.

  Gross profit margins in the water and environmental product segment decreased from
19.39% in 1994 to 17.65% in 1995. This decline corresponds to higher depreciation and other costs associated with the new manufacturing facility which was completed in December
1994. Presently, this facility is not being utilized to its fullest capacity due to sluggish sales.

  The selling expenses as a percent of sales increased to 9.15% in 1995 as compared to
7.33% in 1994. The increase is a function of the cost of the establishing sales force in the livestock handling equipment segment, while sales have declined. During December and
January, the Company restructured its salesmen responsibility and eliminated two salesmen.
It is anticipated that only one of the salesmen terminated will be replaced. In January 1996, the sales manager of the livestock handling equipment segment replaced the general manager of W-W Manufacturing. This person will be handling both the responsibility of sales manager and general manager. Additionally, the Company terminated its sales and marketing agreement with Agri-Sales Associates on October 25, 1994, and therefore did not pay any sales commissions on the majority of the sales in November and December 1994 which commission would have amounted to approximately $50,000 to $60,000 if paid. The
Company has been successful in establishing new dealers and distributors in areas where the
Company has not had a strong presence. It is anticipated that as cattle prices improve and the new dealers and distributors reduce their inventories, that they will start ordering W-W livestock handling equipment and selling expenses as a percent of sales will decline.

  General and administrative expenses increased $2,040 in 1995 as compared to 1994.
This increase is a combination of higher legal fees involving lawsuits and higher corporate travel costs incurred. Corporate management has spent a majority of their time assisting management of the subsidiaries in developing new product lines, sales force and marketing plans.

  Interest expense increased $16,972 during the six months ended December 31, 1995, as compared to the corresponding period in the prior year. This increase can be attributed to increase in borrowing on the lines of credit and interest incurred on the funds borrowed to build Titan's new facility which was completed in December 1994. During the quarter ended
December 31, 1995, the Company received principal and interest payments of $128,394 on its note receivable which part of the proceeds from its December 1994 sale of real estate.
The Company used approximately $62,045 of these funds to prepaid an Eagle bank loan. On
February 12, 1996, the remaining balance of this note receivable was prepaid and the
Company applied $225,000 of the said funds to reduce the Company's debt.
These
reductions in debt, along with a reduction in interest rates will reduce the Company's interest expense during the last six months of fiscal 1996. Inflation has not had a significant effect on operations in the recent years because of the relatively modest rate of price increases in the United States.

(B)     Liquidity and Capital Resources

  The Company used $78,462 cash in operating activities in 1995 as compared to generating $13,344 from operations in 1994. The Company has reduced inventory levels by
$302,422 since June 30, 1995, and used these funds to reduce accounts payable. Management anticipates that overall inventory levels to remain constant, while reductions in its current inventory will be offset by increases in inventory of the new feed equipment and gates.

  As referred to above, the Company received $323,412 on February 12, 1996, which paid the entire outstanding balance of its note receivable net of a prepaid discount of $11,000.
The funds will be used to reduce the Company's debt by $225,000 and remaining funds will be used in operations.

  The Company renewed its banking arrangements with its primary lender on terms similar to which is presently in effect in December 1995. Currently, Eagle is in violation of certain loan covenants with both First American National Bank and Bank IV, Kansas due to prior net operating losses, even though the reduction in the outstanding balance of the line of credit cured certain other violations. Management has discussed these violations with the Banks and neither Bank indicated that they would accelerate payment of the respective loans.

  During the six months ended December 31, 1995, the Company made capital additions of
$72,455 down from $587,822 in 1994. W-W Manufacturing is currently in discussions with the City of Dodge City, Kansas regarding the issuance of $1,400,000 of Industrial Revenue
Bonds. Said proceeds would be used to acquire the Dodge City Manufacturing facility and provide funds for additions, improvements and remodeling. These facility improvements will allow the Company to consolidate operations, and improve production efficiencies and the
paint quality with a new paint system.   Under the terms of the indenture, W-W
Manufacturing would lease the facility from the City of Dodge City for monthly pro-raga amounts sufficient to pay all principal and interest due on said bonds. W-W Manufacturing has an option to purchase property at any time for an amount equal to full amount required to pay-in-full or redeem all outstanding bonds plus $10.00.

  Management believes with net cash provided from operations, available lines of credit and the Company's ability to obtain additional long-term financing, the Company will have adequate sources to meet its current obligations.

                                  PART II
                             OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Daniel R. Beaton and Rocky Mountain Realty, Inc. ("Beaton") filed a law suit in the
  District Court, County of Adams, State of Colorado against W W Capital Corporation.
  Beaton was asserting a claim against the Company for a claimed real estate commission in the amount of $87,218 plus interest and attorney fees due from the Company's sale of certain real property located in Grand County Colorado, pursuant to a listing agreement.
  The Company's position was that the listing agreement was intended to exclude any buyer that was referred to the Company through several listed individuals. A trail date was set for March 4, 1996. Effective January 23, 1996, the Company settled this lawsuit by paying Beaton $3,500.

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

                                   W W CAPITAL CORPORATION
                                                    (Registrant)

Dated: February 15, 1996           By:________________________________
                                   Robert W. Claar, Chief Financial Officer



Dated: February 15, 1996           By:________________________________
                                   Steve D. Zamzow,  President  & CEO

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   W W CAPITAL CORPORATION
                                                    (Registrant)

Dated: February 15, 1996           By:         /s/ Robert W. Claar

                                   Robert W. Claar, Chief Financial Officer



Dated: February 15, 1996           By:     /s/ Steve D. Zamzow

                                   Steve D. Zamzow,  President  & CEO