Form 10-Q
period 1996-03-31
W W CAPITAL CORP
filed 1996-05-17
CIK 831253

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For Quarterly Period Ended March 31, 1996
                                      OR
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from            to

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class                          Number of Shares
                                               Outstanding
   Common stock                              at May  16, 1996
   $0.01 Par Value                             5,530,661



                        W-W CAPITAL CORPORATION

                                     Index

PART I                   FINANCIAL INFORMATION               PAGE NO.

Item 1                   Balance Sheets
                         March 31, 1996 and June 30, 1995        1

                         Statements of Operations
                           Three and Nine  Months Ended
                           March 31, 1996 and 1995               3

                         Statements of Cash Flows
                           Nine Months Ended
                           March 31, 1996 and 1995               4

                         Notes to Financial Statements           6

Item 2                   Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                         7

PART II                  OTHER INFORMATION

Item 1                   LEGAL PROCEEDINGS                      12
Item 2                   CHANGES IN SECURITIES                  12
Item 3                   DEFAULTS UPON SENIOR SECURITIES        12
Item 4                   SUBMISSION OF MATTERS TO VOTE OF
                         SECURITY HOLDERS                       12
Item 5                   OTHER INFORMATION                      12
Item 6                   EXHIBITS AND REPORT ON FORM 8-K        12


                         SIGNATURES                             13

                         EXHIBIT 27                             14


                    Part 1-FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
                            W-W CAPITAL CORPORATION

                                 Balance Sheet

                                      March 31,         June 30,
                                        1996              1995
                                     (Unaudited)
Assets
Current assets:
  Cash                            $    73,087      $   124,458
  Trade accounts receivable         2,035,200        1,913,949
  Less allowance for doubtful
   accounts                         ( 142,008)       ( 197,008)
     Net accounts receivable        1,893,192        1,716,941
  Accounts receivable, other           12,215           18,574
  Accounts receivable, employee         6,050            6,946
  Accounts receivable, related party  130,295          100,114
  Inventories:
   Raw materials                      388,151          417,094
   Work-in-process                    158,706          206,817
   Finished goods                   2,777,776        2,827,991
     Total inventories              3,324,633        3,451,902
  Deferred taxes                      119,303          118,350
  Prepaid expenses                     35,962           72,961
  Current portion of notes
   receivable                         166,767           48,310
     Total current assets           5,761,504        5,658,556
Property and equipment, at cost     4,459,230        4,327,267
  Less accumulated depreciation
  and amortization                ( 1,832,257)     ( 1,525,737)
     Net property and equipment     2,626,973        2,801,530

Other Assets:
  Long-term notes receivable
   from stockholders, net of
     current portion                   18,126           34,869
  Long-term notes receivable from
     affiliated entities,
     net of current portion            23,374           23,027
  Real Estate held for resale         379,094          373,960
  Accounts and notes receivable,
   other                               19,642          539,151
  Covenant not to compete, net of
     accumulated amortization          14,790           35,268
  Other assets                         85,980           81,156
     Total other assets               541,006        1,087,431
     TOTAL ASSETS                 $ 8,929,483      $ 9,547,517

                          Continued on following page
                See accompanying notes to financial statements.
                            W-W CAPITAL CORPORATION
                            Balance Sheet, Continued

                                     March 31,          June 30,
                                       1996               1995
                                    (Unaudited)
Liabilities
Current Liabilities:
  Accounts Payable                    $ 2,218,918    $ 2,143,658
  Revolving credit note
   payable to Bank                      1,680,000      1,662,613
  Accrued property taxes                   31,337         31,892
  Accrued payroll and related taxes       129,792        128,317
  Accrued interest payable                 25,579         30,656
  Accrued commissions                     166,240        165,327
  Current portion of long-term
    payables                              292,567        354,710
  Current portion of notes payable
    to related parties                     33,732         35,125
  Other current liabilities                17,906         22,450
     Total current liabilities          4,596,071      4,574,748

Other Liabilities:
  Long-term note payable to
   financial institutions net
   of current portion                   1,564,634      1,692,624
  Deferred taxes                           76,007        102,585
  Other Long-term liabilities              14,896         35,521
     Total other Liabilities            1,655,537      1,830,730

     TOTAL LIABILITIES                  6,251,608      6,405,478

Stockholders' Equity
  Common stock: $.01 par value
    15,000,000 shares authorized
    5,530,661 shares issued and
    outstanding at March 31,
    1996, and June 30, 1995,
    respectively                           55,306         55,306

  Capital in excess of par value        3,304,099      3,304,099
  Accumulated Deficit                   ( 662,624)     ( 198,460)
                                        2,696,781      3,160,945
  Less 20,264 shares of treasury
   stock at cost                         ( 18,906)      ( 18,906)

     TOTAL STOCKHOLDERS' EQUITY         2,677,875      3,142,039

     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY             $ 8,929,483    $ 9,547,517



                See accompanying notes to financial statements.
                              W-W CAPITAL CORPORATION
                             Statements of Operations
                                    (Unaudited)

                               Three Months Ended           Nine Months Ended
                                     March 31,                  March 31,
                                1996        1995          1996         1995
Net Sales                $ 3,362,289 $ 3,770,827  $ 10,956,015  $ 12,036,624
Cost of goods sold         2,938,830   3,120,335     9,123,620     9,755,006

   Gross profit              423,459     650,492     1,832,395     2,281,618

Operating expenses:
   Selling expenses          326,062     330,547     1,021,299       937,069
   General and adminis-
    trative expenses         322,855     397,749     1,097,415     1,170,239

     Total operating
      expenses               648,947     728,296     2,118,714     2,107,308

Operating earnings (loss)  ( 225,488)   ( 77,804)    ( 286,319)      174,310


Other income (expense):
   Interest income            15,119      41,357        83,552        97,015
   Interest expense         ( 95,871)    (91,090)     (301,675)     (279,922)
   Gain on sale of assets          -      (1,213)        1,000         1,787
   (Loss) on sale of real
    estate held for sale           -           -             -     ( 195,598)
   Other income (expense),
     net                       5,172      49,390        14,350        81,443
      Total other income
      (expense)             ( 75,580)    ( 1,556)    ( 202,773)    ( 295,275)

   Earnings (Loss) before
    income taxes           ( 301,068)   ( 79,360)    ( 489,092)    ( 120,965)

Provision for deferred
 income taxes                      -       8,155      ( 24,928)     ( 14,473)


   Net earnings (loss)     ( 301,068)  (  71,205)    ( 464,164)    ( 135,438)


Earnings (Loss) per
  common share:               (  .05)     (  .01)       (  .08)       (  .02)


Weighted average number of
common shares outstanding  5,530,661   5,446,224     5,530,661     5,432,596

                  See accompanying notes to financial statements.

                      W-W CAPITAL CORPORATION

                          Statement of Cash Flows
                                (Unaudited)

                                                  Nine Months Ended
                                                      March 31,
                          ________________________________________________
                                                1996              1995
Cash flows from operating activities:
  Net (loss) earnings                    $ (  464,164 )    $ ( 135,438 )
  Adjustments to reconcile net
   earnings to net cash provided
   by (used in) operating activities:

Depreciation and amortization                 322,132          313,804

  Loss (Gain) on property
   and equipment                                1,000          193,811
  Provisions for loss on accounts
   and notes receivable                     (  55,000 )         35,350
  Interest income added to notes
   receivable - affiliates                     (  347 )             -

  Deferred income taxes                      ( 24,626 )         22,628

Changes in assets and liabilities:
  Accounts receivable                       ( 223,031 )      ( 243,531 )
  Inventories                                 127,269        ( 149,699 )
  Other current and non-current assets         11,699        (  10,088 )
  Accounts payable                             75,260        (  84,262 )
  Accrued expenses
     and other current liabilities           (  7,789 )      ( 141,052 )
       Net cash (used in) provided
        by operating activities            (  237,597 )       ( 29,953 )

Cash flows from investing activities:
  Proceeds from sale of property
   and equipment                                1,000                -
  Increase in real estate held for sale     (   5,134 )        374,606
  Purchase of property and equipment        ( 130,935 )     (  685,625 )
  Increase in other notes receivable                -        (  35,497 )
  Proceeds from other notes receivable         479,704           4,660
  Proceeds from stockholders'
   notes receivable                             15,790          14,227

       Net cash (used in) provided by
        investing activities                   360,425       ( 327,629 )


                        (Continued on following page)



                           W-W CAPITAL CORPORATION
                      Statement of Cash Flows, Continued
                                 (Unaudited)

                                                  Nine Months Ended
                                                     March 31,

                                                 1996            1995
Cash flows from financing activities:
  Proceeds from lines of credit            $   349,000      $   30,000
  Payments on notes payable to financial
     institutions and government entities   (  621,170 )    (  231,632 )

  Payments on notes payable to affiliates     (  1,393 )      (  7,266 )

  Proceeds from notes payable                   99,364         638,544


     Net cash provided by (used in)
      financing activities                   ( 174,199 )       429,646


  Net (decrease)  increase in cash            ( 51,371 )        72,064

  Cash at beginning of period                  124,458          52,944


     Cash at end of period                 $    73,087      $  125,008



  Supplement schedule of non cash
   investing and financing activities
  Converted accounts receivable
   and related note receivable into
   new secured note                        $   150,000      $        -

Sold investment in real estate
 held for sale:
   Pay-off of Bank Debt                  $           -     $   241,170
 Mortgage receivable                     $           -     $   440,219

Supplemental disclosures of cash flow
   information:
 Cash paid during the period
  for interest                              $  306,752     $   279,922


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

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles for full-year financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to W W Capital Corporation's financial statements included in its Annual Report on Form 10-K for the year ended June 30, 1995. In the opinion of management, all adjustments (consisting of normal recurring accrual basis adjustments) considered necessary for a fair presentation have been reflected in the accompanying financial statements. Operating results for the three and nine month period ended March 31, 1996, are not necessarily indicative of the result that may be expected for the year ended June 30, 1996.


NOTE 2 - NET EARNINGS PER SHARE

     The net earnings (loss) per share amount included in the accompanying statement of operations have been computed using the weighted average number of shares of common stock outstanding and the dilutive effect, if any, of common stock equivalents existing during the applicable three and nine month periods.


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

     A summary of the related party transactions that effect the Company's statement of operations for the three and nine months ended March 31, 1996, and 1995, respectively, is as follows:

                         Three Months Ended    Nine Months Ended

                                March 31,             March 31,
Transactions with
Related Parties           1996         1995       1996       1995
Rent expense            15,000       15,000     45,000     45,000

Interest income          1,009        2,073      3,948      6,476

Interest expense           707        1,855      2,466      5,474

Commission expense           -            -    234,886    234,886

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

(A)  Analysis of Results of Operations

     The Company incurred net losses of $301,068 and $464,164, for the three and nine month period ended March 31, 1996, as compared to net losses of $71,205 and $135,438 in 1995.

     Net sales decreased to $10,956,015 for the nine months ended
March 31, 1996, compared to $12,036,624 for 1995.   The following
table represents actual sales by segment group.

  Sales by segment group:Three Months Ended       Nine Months Ended

                                   March 31              March 31
                              1996        1995         1996         1995
Livestock Handling
 Equipment               1,854,485   2,311,705    6,073,437    6,940,480
Water and Environmental
 Products                1,507,804   1,459,122    4,882,578    5,096,144

      Total Sales        3,362,289   3,770,827   10,956,015   12,036,624


  The sales in the water and environmental product segment increased $48,682 or 3.3% during the quarter ended March 31, 1996 as compared to corresponding quarter in 1995, while showing a decrease of $213,566 for the entire nine month period in 1996 as compared to the nine month period in 1995. This decrease can be attributed to the Governmental Agencies cutting back funds for ground water monitoring and remediation. This has impacted the sale of various environmental products produced by the Company. While the unit sales in PVC pipe remain at similar levels to 1994, a decrease in plastic commodity prices of 8% to 10% during the first six months of the current year has contributed to the lower sales levels. In March, plastic commodity prices increased approximately 5%. In addition, weather conditions in some market areas, specifically Oklahoma, had an adverse effect on the sales
of water well supplies.   While these factors contributed to a
decline in sales the Company has taken steps to gain market share and increase sales. The Company has and will continue to introduce new products to the market place. The most recent introduction is high density polyethylene slotted screen (HDPE). This product has gained strong acceptance in applications such as land fills, mines, environmental remediation, industrial screening and leachate collection systems. This product has many advantages over more traditional piping. The most notable being its ability to withstand soil loading and resistance to cracking
under high pressure   The Company is anticipating strong sales
with this product as it continues to grow in acceptance and other applications are found for it. The Company continues its efforts to establish new distributors and manufacturer's representatives on both the east and west coasts to expand its market area so that weather and economics in a certain area will not have a major impact on sales. Based upon April 1996 sales of approximately $725,000 as compared to $456,000 in April 1995, it is anticipated that sales during the fourth quarter will be strong and sales for the entire year in this segment will equal last years sales or show a slight increase.

  During the nine months ended March 31, 1996, sales in the livestock handling equipment segment declined $867,043 or 12.5%. The decline in sales are due to a concern in the cattle industry about beef prices, and the extreme hot weather experienced all across the United States in the late summer and fall, thereby, creating a weaker demand for the traditional W-W Manufacturing equipment. A decline in sales was felt most strongly in July and August of 1995, but improved slightly as the Company moved into its fall and winter selling season, with a normal drop during the holiday season. The Company has experienced a significant decline in sales in the southeast part of the United States. Product for this area is primarily produced by Eagle. Eagle's sales declined during the quarter ended March 31, 1996 from $671,500 in 1995 to $374,000 in 1996, a decrease of $297,500, while experiencing overall decline of $689,200 during the nine month period ended March 31, 1996, as compared to 1995. While traditional lines of cattle livestock systems remains sluggish, the special horse stall, versa stall and rodeo sales division remain strong. During the quarter ended September 30, 1995, W-W Manufacturing had a special order which accounted for approximately $533,000 of the total sales in this segment and had additional specials through the balance of the nine month period. While these special sales helped offset the lower demand for the standard line of product, the production cost on these sales are higher therefore, reducing gross profit and net profit margins. The Company expects sales in the livestock handling equipment to remain soft as long as beef prices remain low and some experts in the cattle industry predict beef prices to remain low for the next twelve to eighteen months. However, during this period the Company is taking steps to maintain and gain market share by expanding its sales and marketing efforts to the upper midwest and western United States areas that have not been traditionally strong markets for the Company in the past.

  Historically, W-W Manufacturing has sold its equipment to the larger ranchers and not to smaller operators because along with higher quality and durability comes higher prices. Therefore, smaller operators opted for lower priced equipment because the size of their herd, they could not justify the price for W-W Manufacturing equipment. In order to meet the needs of the smaller price conscious operator, the Company has designed a new line of quality equipment which will be priced lower than the traditional equipment. Additionally, the Company reintroduced a
line of feed equipment and gates in January 1996.   This line of
equipment will enable the Company to enter the high volume aspect of the gate and panel market. These products will not only increase sales levels, but will give the Company a lead-in-product to open markets to new customers, who have not handled W-W Manufacturing livestock systems. The Company used the late winter and spring months to introduce these new products not only to its traditional market but to distributors and dealers being in new market areas discussed previously. The Company does not expect significant sales from these new products until the fall market after customers have had a chance to test the products and see acceptance by the end users. Early indications from trade shows and dealers is that the Company can anticipate increases in sales levels and market share from these new and reintroduced products.

  Gross profit margins decreased from 18.96% in 1995 to 16.73%
in 1996 on an overall Company basis. The gross profit margin in the livestock handling equipment decreased from 20.45% in 1995 to 17.15% in 1996. As discussed earlier this decline is principally a result of lower gross profit margin on "specials" which accounted for approximately more than 10% of total sales in the
livestock handling equipment segment during the period.   Eagle
had showed improvement in its operating results. Eagle had a operating loss of $140,047 during the six months ended December 31, 1995, as compared to an operating loss of $252,287 in corresponding period. Eagle incurred an operating loss of $110,598 during the third quarter of 1996 as compared to operating profit of $9,944 in 1995. Product sales shipped out of the Eagle manufacturing facility totaled $1,430,956 in 1996 or an average of $160,606 per month. Management has estimated Eagle's breakeven point to be approximately $200,000 in shipments per month. It is anticipated that Eagle's shipments will increase as orders for the reintroduced feed equipment, gates and new lower priced cattle handling equipment start. The Company believes as these new products gain an acceptance in the market place, that by the 1996 fall season, Eagle product sales will increase. The Company expects the livestock handling equipment segment operating results to remain down until beef prices improve.

  Gross profit margins in the water and environmental product segment decreased from 17.49% in 1995 to 16.21% in 1996. This decline corresponds to higher depreciation and other costs associated with the new manufacturing facility which was completed in December 1994 and competition which has depressed margins. Presently, this facility is not being utilized to its fullest capacity due to sluggish sales.

  Selling expenses as a percent of sales increased to 9.33% in 1996 as compared to 7.79% in 1995. This increase is a function of the cost of the establishing sales force in the livestock handling equipment segment, while sales have declined. During December and January, the Company restructured its salesmen responsibility and eliminated two salesmen. The cost saving resulting from the restructuring has been offset by additional costs incurred in developing a new sales catalog and the costs associated with inducing the new product line to new and existing
dealers.   The Company has been successful in new establishing
new dealers and distributors in areas where the Company has not had a strong presence. It is anticipated that as cattle prices improve and the new dealers and distributors reduce their present inventories, that they will start ordering W-W livestock handling equipment. The results of the marketing efforts during the last several months will not be known until the Company receives its fall booking during June and July of 1996. On April 29, 1996, the Company hired a new national sales manager. The new sales manager has extensive experience in the livestock handling business, serving as sales manager for other livestock handling equipment manufacturers.

  General and administrative expenses declined $72,824 during the nine months in 1996 as compared to 1995. This decrease primarily relates to the drop in legal expenses and reduction in administrative staff during the quarter ended March 31, 1996, as compared to the corresponding 1995 quarter and reversal of $55,000 of bad debt reserve which is included in general and administrative expenses. By centralizing accounting and other administrative functions at the corporate headquarters enabled the Company to eliminate the former controller in Dodge City. There are depositions scheduled in the Agri-Sales/Bellar lawsuit in May and June 1996, therefore it is anticipated that legal expense will increase during that quarter.

  Interest expense increased $21,753 during the nine months ended March 31, 1996, as compared to the corresponding quarter in the prior year. This increase can be attributed to increase in borrowing on the lines of credit, equipment lines during the period and on funds borrowed to finance Titan's new facility, even though the Company applied approximately $287,000 of note receivable proceeds collected to reduce Eagle's and W W Capital's debt which was paid in December 1995, and February 1996. With the net reduction of debt in the amount of $180,571, along with reduction in interest rates should reduce the Company's interest expense during the fourth quarter. Inflation has not had a significant effect on operations in the recent years because of the relatively modest rate of price increases in the United States.

(B)     Liquidity and Capital Resources

  The Company used $237,597 cash in operating activities in 1996 as compared to using $29,953 in operations in 1995. The Company has reduced inventory levels by $127,269 since June 30, 1995, and used these funds to fund increase accounts receivable.
Management
anticipates that overall inventory levels to remain constant, while reductions in its current inventory will be offset by increases in inventory of the new feed equipment and gates.

  As referred to above, the Company received $323,412 on February 12, 1996, which paid the entire outstanding balance of its note receivable net of a prepaid discount of $11,000. The funds will be used to reduce the Company's debt by $225,000 and remaining funds will be used in operations.

  The Company renewed its banking arrangements with its primary lender on terms similar to which is presently in effect in December 1995, except Eagle's line of credit was reduced from
$450,000 to $250,000.   Currently, Eagle is in violation of
certain loan covenants with both First American National Bank and Bank IV, Kansas due to prior net operating losses, even though the reduction in the outstanding balance of the line of credit cured certain other violations. Management has discussed these violations with the Banks and neither Bank indicated that they would accelerate payment of the respective loans.

  During the nine months ended March 31, 1996, the Company made capital additions of $130,935 down from $685,625 in 1995. W-W Manufacturing is currently in discussions with the City of Dodge City, Kansas regarding the issuance of $1,400,000 of Industrial Revenue Bonds. Said proceeds would be used to acquire the Dodge City Manufacturing facility and provide funds for additions, improvements and remodeling. These facility improvements will allow the Company to consolidate operations, and improve production efficiencies and the paint quality with a new paint
system.   Under the terms of the indenture, W-W Manufacturing
would lease the facility from the City of Dodge City for monthly pro-rata amounts sufficient to pay all principal and interest due on said bonds. W-W Manufacturing has an option to purchase property at any time for an amount equal to full amount required to pay-in-full or redeem all outstanding bonds plus $10.00.

  W-W Manufacturing has applied for $175,000 in City Revolving Loan funds from Dodge City. The loan requirements include retention and creation of new jobs. The Company believes with the production of the new gate and panel line, feeding equipment and moving the hydraulic operations to Dodge City that this
requirement can be met.   The ten year loan bears interest at
2.5% below the prime rate, and will be used for working capital to launch the new panel and gate line, purchase equipment necessary to manufacture the feeding equipment in Dodge City, and provide funds to implement a new washing system for the paint line.

  The Company has listed its property located in Johnson County, Texas for $400,000. The Company has received an offer of $360,000 to sell the property, of which no decision has been made at this time.

  The net losses incurred and the costs associated with the new cattle handling equipment and feed lines had placed demand on cash, but management believes the unused $170,000 available on the lines of credit, the possible funds available from the sale of the Company's Texas property, and it's ability to obtain additional long-term financing, the Company will have adequate resources to meet its obligations.

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

  Not Applicable

ITEM 5. OTHER INFORMATION

  Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibit 27 Financial Data Schedule
  Pursuant to the requirements of the
Securities and ExchangeAct of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   W W CAPITAL CORPORATION
                                                    (Registrant)

Dated: May 16, 1996
By:________________________________
                                   Robert W. Claar, Chief
Financial Officer



Dated: May 16, 1996
By:________________________________
                                   Steve D. Zamzow,  President  &
CEO

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   W W CAPITAL CORPORATION
                                                    (Registrant)

Dated: May 16, 1996                By:         /s/ Robert W.
Claar
                                   Robert W. Claar, Chief
Financial Officer



Dated: May 16, 1996                By:     /s/ Steve D. Zamzow

                                   Steve D. Zamzow,  President  &
CEO