Form 10-K
period 1996-06-30
W W CAPITAL CORP
filed 1996-11-12
CIK 831253

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 Form 10-K

     Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of X 1934

For the Fiscal year ended June 30, 1996 or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from ____________ to ____________

Commission File No.:  0-17757

                             W W CAPITAL CORPORATION

           __________________________________________________________
             (Exact name of registrant as specified in its charter)

         Nevada                                          93-0967457
         ----------------------------       ----------------------------
(State or other jurisdiction of                        (IRS Employer
incorporation of organization)                       Identification No.)

11990 Grant Street, Suite 400
Northglenn, Colorado                                           80233

(Address of principal                                         (Zip Code)
executive office)

Registrant's telephone number, including area code:   (303)  452-5000

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of exchange or
        Title of each class                             which registered
Common stock, $.01 par value                         Boston Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:


                       Common Stock $.01 par Value
                             (Title of Class)
                         (continued on next page)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes     X                No  ________

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this
Form 10-K.          Yes    X                 No ________

     The aggregate market value of the voting stock held by non-affiliates of the Company on October 21, 1996 (2,682,877 shares of common stock) was $83,169 based on the average of the bid and asked prices ($0.031 per share) as quoted by the Boston Stock Exchange the Company's common stock on October 21, 1996.*

     The number of shares outstanding of each of the Company's sales of common stock, as of October 21, 1996 was:

                    Common Stock, 5,530,661  Shares
                    $.01 par value

Documents Incorporated by Reference
-----------------------------------

     *This value is not intended to make any representation as to the value or worth of the Company's shares of common stock. The number of shares held by non-affiliates of the Company has been calculated by subtracting shares held by controlling persons of the Company from the shares issued by the Company and outstanding.

                          W W CAPITAL CORPORATION
                                 FORM 10-K

                                  PART I
Item 1.   Business

(a)       General Development of Business

     W W Capital Corporation ("Company") was originally incorporated as Freedom Acquisition Fund, Inc., a Colorado corporation, on September 23, 1987, to merge with or engage in a merger with, or acquisition of, one or a small number of private firms.

     On May 16, 1988, the Company completed a public offering of 15,000,000 Units at an offering price of $.03 per Unit, each Unit consisting of one share of common stock, one Class A Warrant to purchase one share of the Company's common stock and one Class B Warrant to purchase one additional share of the Company's common stock. The net proceeds of the offering to the Company were approximately $240,000. The exercise period of the Class A Warrants expired on September 1, 1989. 3,754,500 Class A Warrants, at a price of $0.035 per common share, were submitted to the Company's transfer agent for exercise, with proceeds of $131, 408 to the Company before the payment of offering expenses and commissions associated with the offering. The Class B Warrants expired unexercised in June, 1990.

     On December 9, 1989, the Company's shareholders approved a proposal to re-incorporate W W Capital in the State of Nevada and to concurrently therewith, reverse split on a 1 for 100 basis the authorized shares of common stock from 500,000,000 shares par value $0.0001 per share to 5,000,000 shares of common stock, par value $0.01 per share and the 40,000,000 shares of authorized preferred stock, par value $0.10 per share to 400,000 shares of preferred stock, par value $10.00 per share. The re-incorporation and reverse stock split was effective December 15, 1989.

     On November 16, 1990, the Company's shareholders approved a proposal to increase the number of authorized shares of common stock from 5,000,000 to 15,000,000 shares.

     On August 16, 1988, the Company acquired 100% of the outstanding shares of W-W Manufacturing Co., Inc. ("W-W") one of the oldest and largest livestock equipment manufacturers in the United States, in exchange for 160,000,000 shares of the Company's common stock. W-W currently manufactures a full line of cattle and equine handling and confinement equipment for use by farmers, ranchers, rodeos, and universities throughout the United States.

     W-W's principals began doing business in Texas City, Texas in 1945 designing and building their first cattle squeeze chute. Due to production and sales growth, the principals moved the operation to Dodge City, Kansas, where they established their first manufacturing facility in 1948. Operations continued to expand and develop, and on October 18, 1961, W-W was incorporated in the State of Kansas.

     On October 12, 1990, the Company acquired certain real estate properties in Abilene, Texas from Western Fire and Marine Insurance Company. The real estate was acquired in exchange for 80,000 shares ($800,000 par value) of the Company's newly issued Series A Preferred Stock and $52,428 cash.

     On October 25, 1990, the Company acquired certain undeveloped real estate located in Johnson County, Texas from Apex Realty Investments, Inc. The real estate was acquired in exchange for 40,000 shares ($400,000 par value) of the Company's newly issued Series B Preferred Stock.

     On August 15, 1991, the Company entered into an exchange agreement ("Exchange Agreement") with Titan Industries, Inc., a Nebraska corporation
("Titan"), whereby the Company would issue to Titan common stock, in exchange for all the outstanding stock of Titan. The consummation of this Exchange Agreement was subject to approval by the stockholders of the Company. On December 13, 1991, the stockholders approved the acquisition. The actual closing and exchange of stock took place December 30, 1991. Under the terms of the agreement the stockholders of Titan received 1,600,000 shares of W W Capital Common Stock in exchange for all the outstanding common shares (7,500) of Titan Industries. The shares had an aggregate value of $3,600,000 at the date of closing. The purchase price was arrived at through an arms length negotiation.

     On October 26, 1992, the Company entered into an exchange agreement ("Eagle Exchange Agreement") with Eagle Enterprises, Inc., a Tennessee corporation ("Eagle"), whereby the Company would issue to Eagle common stock, in exchange for all the outstanding stock of Eagle. The consummation of the Eagle Exchange Agreement was subject to approval by the Board of Directors of the Company. At a special meeting of the Board of Directors held October 20, 1992, the Board unanimously approved the acquisition. The actual closing and exchange of stock took place on October 26, 1992. Under the terms of the Eagle Exchange Agreement, the sole stockholder of Eagle (Jerry Bellar) received 325,000 shares of W W Capital Corporation common stock in exchange for all the outstanding common shares (1,539) of Eagle Enterprises. The shares had an aggregate value of $893,750 at the day of closing. The purchase price was arrived through an arms length negotiation. Eagle Enterprises was formed in August 1985 to manufacture livestock handling equipment. The company is presently located in a 40,000 square foot facility on 11.5 acres in Livingston, Tennessee. The Company's primary products are creep, bunk, mineral and round bale feeders for livestock. The company also manufactures livestock panels and gates along with two versions of headgates.

     On February 19, 1993, the Company entered into an exchange agreement ("Real Estate Exchange Agreement") with Apex Realty Investments, Inc., a Colorado corporation ("Apex") a related party, whereby the Company exchanged assets (real property in Abilene, Texas) and common stock for real property owned by Apex. Under the terms of the Real Estate Exchange Agreement, Apex received real property the Company owned in Taylor County, Texas, a note receivable from two individuals, and 100,000 shares of the Company's restricted common stock in exchange for approximately 455 acres of real property, with water rights and a $60,000 timber contract located on the property in the mountains of Grand County, Colorado. In addition the Company assumed a $265,000 mortgage payable on the real estate. On December 15, 1994 this land was sold to an unrelated third party and received net cash of $374,606 after payoff of mortgage and other costs and the company is carrying back a note for $440,218 on the balance. This note was paid in-full in February 1996. Details of this transaction are more fully discussed in note 4 and 6 to the Financial Statements.

     On October 15, 1993, the Company acquired various assets of Wholesale Pump and Supply, Inc. ("Wholesale") of Oklahoma City, Oklahoma by issuing 250,000 shares of common stock. The shares had an aggregate value of $145,000 at the day of closing. The purchase of assets was arrived through an arms length negotiation. Wholesale operates as a division of Titan Industries and is currently doing business in a 10,000 square foot rented warehouse. The company's primary functions are distributing water well supplies and environmental monitoring equipment for testing ground water.

(b)       Financial Information About Industry Segments

     The business of the Company is carried on within two segments by three operating units, each with its own organization. The management of each operating subsidiary unit has responsibility for product development, manufacturing, marketing and for achieving a return on investment in accordance with the standards and budgets established by W W Capital. Overall supervision, coordination and financial control are maintained by the executive staff from the corporate headquarters located at 11990 Grant Street, Metro North Building, Suite 400, Northglenn, Colorado. As of June 30, 1996, the Company and its segments had approximately 131 employees. The reader is referred to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and notes to the Company's Financial Statements for certain financial information regarding these segments.

(c)       Narrative Description of Business

     The registrant conducts its business through its two business segments: livestock handling equipment group, and the water and environmental products group. A discussion of these segments follows.

                    Livestock Handling Equipment Group

     This division generated 51.9% of total corporate sales compared to 57.00% for fiscal 1995.

Principal Products, Markets and Distribution

     The Livestock Handling group manufactures a broad line of cattle handling, equine (horse), rodeo equipment and containment systems. This equipment is used by farmers, ranchers, rodeos, county fairs, veterinarians and universities. Presently with its 50 year old history W-W Manufacturing, the primary subsidiary of this segment, is well recognized in the industry as the leader in production of livestock equipment. With the acquisition of Eagle Enterprises, October 1992, the Company has experienced growth with this segment reaching a record high sales of $11,369,826 for fiscal year June 30, 1994. Eagle had manufactured all types of livestock feeding equipment and various containment systems similar to that manufactured by W-W Manufacturing. The Eagle line of products is primarily distinguished from W-W Manufacturing's products by a purchase decision that is primarily motivated/driven by pricing considerations.

     Eagle had eliminated some of its line of feeding equipment which had not been profitable in 1995. By elimination of these products, Eagle has the manufacturing capacity to produce the majority of W-W Manufacturing line of products, thus improving its delivery time to Dealer/Distributors in the east, and southeastern United States. The Eagle plant was realigned to complement the W-W Manufacturing line of products and all products will be sold under the W-W Manufacturing name. This is significant since the W-W Line has a long term (50 years) reputation as an industry leader and manufacturing of quality equipment. Now that the W-W Manufacturing line is manufactured at Eagle, Eagle has reintroduce a redesigned feeding line to meet customer needs and enabling Eagle to produce it profitably. This reintroduction should help Eagle reclaim sales levels that were lost when the feeding line was dropped as well as pick up new sales from customers previously handling the W-W Manufacturing line only. The redesigned feeding line is also being introduced into the midwest and west markets and is now being manufactured at W-W Manufacturing. Feed equipment has proven to be a lower margin product line but continues to sell during depressed market conditions and is used as a lead in product to gain new customers acceptance for the traditional higher margin W-W working equipment line.

     The market for cattle handling equipment is segmented by herd size into economic classifications. Based upon an independent study done for the Company, it is believed that economic dissimilarities between large and small operators create important differences in buying behavior. Recognizing this, management of the Company has positioned the Company to meet the demands of the market place and to be able to service both the large and small operator through its sales and marketing targeted at expanding the Dealer/Distributor network throughout the entire United States.

     The Company did not renew the sales and marketing agreement with Agri-Sales Associates (Agri-Sales) after the first term concluded in October of 1994. When utilizing the services of Agri-Sales, some new accounts were established, but the Company felt it lost some control over the sales functions and felt it necessary to have closer contact with its customers. After the conclusion of the Agri-Sales Agreement management assessed the conditions of its customers and market and realized that no all products were selling and customers inventory levels were to high. With over sold market area's the Company had to develop a plan to systemically help customers understand and sell through its inventory. The Company has established sales areas and hired salespeople to cover the entire United States. With an aggressive sales and marketing plan in place the Company has hired an experienced sales manager and seven salesmen to continue to expand our Dealer/Distributor network. During the transition from Agri-Sales to our own in-house sales staff and the expansion into new market area, sales expenses have been higher than expected as salesmen gain knowledge of the customers and market. As our Dealer/Distributor network is expanded, management feels there will be an overall reduction in sales expenses and this savings will be realized to the bottom line. A substantial majority of this segment's sales will continue to be in cattle handling equipment. It is expected that 80% of these sales will be generated through the expanded Dealer/Distributor network. At present the Company works with approximately 80 different distributors representing 5,000 Sub-Dealers throughout the United States and Mexico.

     The Company will continue to generate sales by offering special assistance in design and installation of product. This service has proven to be a valuable asset in the sale of equipment to large fairs, expo centers, rodeos and universities.

     Over the years, W-W Manufacturing products have become favored for durability and ease of use by ranch hands who must work large volumes of cattle. W-W Manufacturing's presence at rodeos underscores the Company's position in the marketplace as a producer of equipment for the "working cowboy." W-W Manufacturing has been responsible for many innovations in rodeo equipment and has developed a well-respected line for that market. Since 1979, all of the chutes and rodeo equipment for the Professional Rodeo Cowboys National Finals Rodeo (NFR) have been supplied by W-W Manufacturing. The NFR is the largest rodeo championship event in the world. In addition, W-W Manufacturing has provided all the equipment for the International Rodeo Association Finals since 1978 and for many other top Rodeos across the country.

     In the past, the Company has produced both heavy duty and portable horse stalls. These products have been primarily used by commercial users and exposition centers. Based on the success of the commercial horse stalls, the Company has introduced stalls designed for the equine hobbyist and horse show enthusiast. Aesthetics, ease of use and durability are considered by management to be the main selling points of this kind of equipment. The new horse stalls have been marketed through the distributor network already established by the Company.

     Cost of distribution of products has and will continue to be a problem for the customers and the Company. To help lower this cost the Company need's to continue to find ways to fill trucks with a variety of products. With the introduction of the feed equipment, the new stock tank line, dog kennel line and other horse related products, the Company anticipates these products will help reduce its distribution cost and provides its customer the opportunity to carry more items with less depth of inventory.

     Management  believes  these  developments  are  key to the  success  of the
Company's future expansion, and intends to continue to increase its Dealer/Distributor network vigorously. Demonstration, Seminars and special design will continue to be offered and special discounts given to principal Distributors for volume purchases.

     Raw Materials and Facilities

     The manufacture of livestock handling equipment requires various sizes of steel, tubing and other related steel products. The products necessary for fabrication of equipment are purchased from numerous steel companies, and the Company has experienced no difficulties in obtaining adequate supplies. The subsidiaries of this segment are located as follows: W-W Manufacturing, the largest by sales volume of the two subsidiaries, is located at 2400 East Trail Street, Dodge City, Kansas. Eagle Enterprises, is located at 175 Windle Community Road, Livingston, Tennessee.

Competition

     The Company encounters competition in varying degrees in both cattle handling and equine product lines. Competitors are primarily domestic producers of similar products. These companies compete in price, delivery schedules, quality, product performance and other conditions of sales. During 1996 and 1995, management invested in new equipment, did extensive training, scheduled many live demonstrations, improved plant efficiencies, introduced new product improvements and new products, in order to maintain its competitive edge.

Strategy for Growth

     Growth is anticipated in two areas. First, the Company will continue to expand the distributor/dealer network and expand into the upper midwest and west. However, this area for growth will be constrained by availability of capital resources.

     Diversification into related product areas now served by the Company could afford a second area for growth. Management believes W-W Manufacturing's 50 year old reputation for quality, as well as for introducing new innovations into existing products, has positioned the Company ideally as a marketer for new products of its own as well as other companies' products. Over the past couple of years the Company introduced two of these products, the hydraulic squeeze chute and the large animal hospital bed as previously discussed. As discussed earlier the Company reintroduced a new feeding line as well as many product improvements over the year.

                   Water and Environment Products Group

     The water and environmental products group consists of Titan Industries of Paxton, Nebraska with distribution locations in Dodge City, Kansas and its division, of Wholesale Pump and Supply in Oklahoma City, Oklahoma. This group accounts for 48.1% of total corporate sales for the fiscal year 1996. This compared with 43.00% in fiscal year 1995.

     Titan's functions are broken down primarily into two divisions. The distribution of water well supplies and related products, and manufacturing of environmental products for the water industry.

Principal Products, Markets and Distribution

     The Company distributes (wholesale) a wide variety of water well and related products. These products include submersible pumps, high pressure tanks, pipe, pipe fittings and various other accessories for water well drillers, plumbers and various other applications of water uses. The Company sells these products by direct sales through the sales force, by dealers and independent representatives. These products are primarily sold in a close proximity to the present three distribution points in Paxton, Nebraska, Dodge City, Kansas, and Oklahoma City, Oklahoma. The Company has taken steps to widen its water well supplies distribution by offering new lines not carried by local competitors. Titan has also improved its delivery schedules to meet the demands of these customers thereby making service the top priority in expanding this segment of the business.

     The Company is also involved in manufacturing water well monitoring equipment which adds an environmental aspect to the business. Titan manufactures several unique products like flush threaded PVC pipe which allows strong joints without glue. Flush threaded pipe allows for seamless joints both inside and out. This is significant as monitor wells are tested for impurities, in the parts per million category, where joint solvents and glues can actually be measured as part of the contamination. By packaging products together as monitoring well units, the Company is able to sell these units for greater total profit margins than the individual components command as separate (commodity type) items. Another unique product produced by Titan is flush mounted PVC screens which offer a lower cost and longer life since standard steel screens are subject to corrosion. The Company has added significant growth in the environmental sales with other products such as well protectors, manhole covers, drainage pipe and various other related products.

     The environmental products are marketed through distributors which have been set up throughout the United States. Management plans to continue its efforts to market aggressively to government agencies as the guidelines for ground water testing become more stringent.

     Raw Materials and Facilities

     The Company redistributes various manufactured products through its water well supply division. Also, the Company uses various sizes of PVC pipe for production of its well screen and flush jointed products. The Company has not experienced any difficulties in obtaining the raw material needed for production of its water well products.

     The subsidiary of this segment owns its new headquarters and manufacturing facilities which consists of 25,000 square feet located in Paxton, Nebraska, which was completed in December 1994. The Company also has two other distribution points located in Dodge City, Kansas and Oklahoma City, Oklahoma (Wholesale Pump and Supply).

Competition

     The water well supply division of Titan experiences a high degree of competition and only sells within a close proximity to its three distribution points. The environmental products consisting of well screen flush jointed pipe, and new horizontal drilling products have achieved a unique position in their various markets. These products encounter some degree of competition, but due to their unique design and availability of production Titan, maintains a market dominance in this area, throughout the United States. During 1994, the Company invested in new equipment, and constructed a new plant which was completed in December, 1994, to enhance production and improve delivery time. Since the completion of the facility the Company has enjoyed new customer growth across the country.

Strategy for Growth

     Growth is anticipated in several areas. First, distributor demand of the Company's existing product line has continued to remain strong as more and more distributors around the Country became aware of Titan's quality and reliability of delivery. The Company has improved significantly sales of larger diameter pipe with the manufacturing equipment added during 1994. Since gross profit margins increase in direct proportion to pipe diameter size, this new equipment should enhance profitability. With the addition of Wholesale Pump and Supply in Oklahoma City, Oklahoma, growth to the south, southeast and southwest has been greatly improved. The Company anticipates significant additional increases in these areas with the environmental well products due to the ease and speed of delivery. Second, the Company continues to increase marketing its products to governmental agencies as they expand the environmental protection agency guidelines for testing of ground water. Third, the Company has been investigating and developing new slotting techniques using high density polyethylene pipe for use in the horizontal drilling industry. This product is being used extensively by land fills and in other waste treatment applications. The Company has also expanded its market in custom fabrication of pipe through round hole perforations, Titan Ver-ta slot and other applications as requested by customers. Recent developments in the mining industry show that their is a significant market for Titans products and is presently looking for ways to distribute its line of products.

                Other Information Relative to the Business

Patents and Trademarks

The Company holds no patents or registered trademarks or service marks.

Seasonality

     The Company experiences seasonality in sales in both of its segments. The livestock handling equipment product segment has increased sales in the fall and through the spring and lower sales in summer. The water and environment product segment has increased sales in the spring, summer and into the fall and lower sales in the winter. With this diversity in sales, the seasonality allows the Company as a whole to experience overall level sales throughout the year.

Practice Relating to Working Capital

     The   information   relating  to  this  Item  is  included  under  Item  7,
"Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Dependence Upon a Single Customer

 Not Applicable

Dollar Amount of Backlog Orders

     Backlog in the livestock handling equipment group was $226,475. This decrease from 1995 is due to a large special order of $512,000 that was not shipped until September of 1995. The general decline in orders is due to depressed beef prices.

     The water and environmental products showed a backlog increase from $173,420 in 1995 to $205,000 as of June 30, 1996. Substantially all the backlog is expected to be realized as sales during the first quarter of the 1996 fiscal year.

Business Subject to Renegotiation at Election of Government

Not Applicable

Research and Development Expenditures

     Due to the nature of manufacturing operations of the Company and the types of products produced by its two segments, expenditures for research and development are not material to the overall operating cost.

Compliance with Environmental Controls

     The Company has determined that a significant amount of paint located at its Tennessee facility, must be disposed of to comply with environmental regulations. The Company has estimated a range of $10,000 to $45,000 as the cost to dispose of this paint based upon managements estimate and the actual cost incurred subsequent to June 30, 1996, to dispose of the most contaminated barrels of paint. The Company has accrued $10,000 of this charge as a liability in the accompanying financial statements.

     To the best of its knowledge, the Company believes that it is presently in substantial compliance with all existing environmental laws and does not anticipate that such compliance will have a material effect on its future capital expenditures, earnings or competitive position with respect to any of its business segments other than Tennessee situation discussed above.

     Item 2. Properties

     The Company's corporate headquarters is located at 11990 Grant Street, Metro North Building, Suite 400, in Northglenn, Colorado, and is leased from an unrelated third party.

     The livestock handling equipment division is located at 2400 East Trail Street, Dodge City, Kansas. This facility is leased from Murle F. and Sara R. Webster, shareholders of the Company, for $5,000 per month, on a month to month basis. This facility is comprised of approximately 40,000 square feet in three buildings.

     Eagle Enterprises is located at 175 Windle Community Road, Livingston, Tennessee. This facility is owned by the Company and has approximately 40,000 square feet located on 11.5 acres of land.

     The water and environmental products group conducts its primary operations at Highway 30, Paxton, Nebraska, in a facility which consists of general offices, manufacturing facilities and open storage areas. This facility is approximately 25,000 square feet on 10.1 acres of land. The Company also has a distribution facility at 1904 West Wyatt Earp, Dodge City, Kansas. Both of the aforementioned locations are owned by the Company. Titan leases a third distribution facility for its division, Wholesale Pump and Supply located at 1821 N.W. 4th Drive, Oklahoma City, Oklahoma. Which consists of approximately 10,000 square feet of space.

     The Company owned certain undeveloped real estate in Grand County, Colorado. The property is approximately 455 acres located in the Never Summer Range of the mountains north of the Winter Park ski area which was sold in December 1994.

     The Company also owns an undeveloped 95 acre tract located southeast of Fort Worth, Texas. The Company has listed this property for sale for $400,000, and investigating the possibility of a joint venture development.

Item 3.        Legal Proceedings

     In April, 1994, W-W Manufacturing and Eagle sent written notice to Agri-Sales that the Companies will not renew their sales and marketing agency agreement with Agri-Sales when the two year initial contract term expired on October 26, 1994. Agri-Sales informed the Company that under the contract, W-W Manufacturing and Eagle can not terminate the sales and marketing agreement until May 26, 1995. On October 5, 1994, the Company filed a lawsuit in the Sixteenth Judicial District, Ford County, Kansas, asking the Court for declaratory judgement and a preliminary injunction against Agri-Sales to resolve the issue. On October 10, 1994, Agri-Sales filed an answer and made application for a temporary injunction against the Company. On October 20, 1994, the District Judge denied Agri-Sales application for a temporary injunction against the Company. Additionally, Agri-Sales has filed a counter claim for relief estimating damages of $500,000 to $600,000 for the commissions Agri-Sales would have earned for the period October 26, 1994 to April 26, 1995, (the date Agri-Sales contends that the contract will expire) and actual damages of $475,206. Management is confident the court will decide that the contracts did expire on October 26, 1994 and the actual amounts due Agri-Sales based upon the Company's calculation, which had been recorded in the accompanying financial statements, are substantially less than the amounts claimed. This case is in discovery and the Company's legal counsel is unable to express an opinion on the outcome of this case. The Company has been negotiating with Agri-Sales to settle this law suit. The Company has offered to pay $180,000, with $30,000 due upon final judgment of the March Group, Inc. law suit discussed below, with the remaining balance payable in semi annual payment of $25,000 until paid in-full, with zero interest.


     On December 22, 1992, The March Group, Inc. (The March Group) filed a lawsuit against Eagle and its former shareholders, Jerry R. Bellar (Bellar) and James Buford (Buford). The March Group alleges that Eagle, Bellar and Buford breached a listing contract to sell Eagle and has requested damages of $169,596 (Count I). The March Group has also sued the Company for breach of a separate agreement which the Company had made with The March Group promising to direct all inquiries it had regarding the purchase of Eagle through The March Group and is seeking damages of $169,596 (Count II). Additionally, The March Group is requesting damages against Eagle, Bellar and the Company under a specific Tennessee statute which would allow The March Group three times its proven actual damages of $508,788 (Count III).

     On May 6, 1994, the Chancery Court, for the State of Tennessee, entered an order requiring Eagle to pay the March Group $169,596 under Count I and ruled in favor of defendants on Counts II and III. On June 7, 1995 the court of appeals reversed the decision that Eagle had to pay $169,596. The case (Count I) has been remanded back to trial court for trial. The court of appeals affirmed the decision of the trail court on Count II and III in favor of the Company. After the Court of Appeals decision, Eagle filed an application for review to the Tennessee Supreme Court asking it to reconsider the Court of Appeals decision rejecting Eagle's claim that plaintiff violated the Tennessee Real Estate Broker Licensing Act, thus forfeiting any fee under the listing contract. Trial of the remanded case to the trial court will not begin until such time as the Tennessee Supreme Court has decided whether to grant Eagle's application for review. To date, the Tennessee Supreme Court has not issued its decision.

     At the closing of the sale of Eagle, the Company agreed to pay $50,000 of the projected fee due the March Group under its listing agreement, which is recorded in the financial statements. Under the terms of the Eagle sale agreement, Bellar agreed to indemnify the Company for undisclosed liabilities after applying a $10,000 deductible. Bellar has acknowledged that his indemnification obligations require him to pay Eagle for all damages in excess of $50,000 awarded to the March Group under Count I. The remaining amount due the March Group ($119,596) and the receivable from Bellar have not been recorded on the financial statements.

     At the time Eagle was purchased, Eagle was a defendant in a lawsuit filed by Liberty Metal Fabrications, Limited (Liberty Metals) in the State of Kentucky. The claims against Eagle relate prior to the acquisition of Eagle (October 26, 1992) by the Company. Liberty Metals was claiming approximately
$91,000 from Eagle. The Company settled the claim by paying $18,000 and returning certain equipment to Liberty Metals.

     Additionally, it is Management's opinion that any amounts paid to Liberty Metals, by Eagle, should be indemnified by Bellar. It was indicated during the purchase of Eagle that Eagle's exposure in the Liberty Metals case was "at worst a wash-out". Bellar denies that Liberty Metals is covered under the indemnification agreement.

     Daniel R. Beaton and Rocky Mountain Realty, Inc ("Beaton") has filed a law suit in the District Court, County of Adams, State of Colorado against W W Capital Corporation. Beaton is asserting a claim against the Company for a claimed real estate commission in the amount of $87,218 plus interest and attorney fees due from the Company's sale of certain real property located in Grand County Colorado, pursuant to a listing agreement. The Company's position is that the listing agreement was intended to exclude any buyer that was referred to the Company through several listed individuals. The Company settled this lawsuit by paying Beaton $3,500.

Item 4.        Submission of Matters to a Vote of Security Holders

     No matters were submitted for a vote of security holders of the Company during the fourth quarter of the fiscal year ended June 30, 1996.

                                  PART II

     Item 5.  Market for  Registrant's  Common  Equity and  Related  Stockholder
Matter

Market Information
                       High Bid       Low Bid
Quarter ended
September 30, 1994    $ 0.50         $ 0.313
December 31, 1994       0.50           0.375
March 31, 1995          0.833          0.833
June 30, 1995           0.50           0.25


September 30, 1995    $ 0.313        $ 0.281
December 31, 1995       0.313          0.281
March 31, 1996          0.281          0.281
June 30, 1996           0.063          0.063


     The Company's Common Stock was listed for trading purposes on the Boston Stock Exchange on May 15, 1991, and trades under the symbol "WWC.B". The Company's Common Stock is also listed on the over-the-counter market and trades under the symbol"WWCA".

Holders

     As of October 21, 1996 the Company had approximately 600 record holders of its common stock, not including some individuals holding shares in street name.

Dividends

     The Company did not pay dividends during 1996 or 1995 and does not intend to pay cash dividends in the foreseeable future. The management of the Company intends, for the present, to retain all available funds for the development of its business. Additionally, certain of the Companies' loan covenants prohibit the paying of dividends.

Item 6.                  Selected Financial Data
                           Year Ended June 30,


                                  1996            1995            1994            1993 (2)        1992 (1)
SUMMARY OF OPERATIONS:

Net Sales ................   $ 14,512,234    $ 15,563,461    $ 16,659,136    $ 13,532,260    $  8,708,067


Gross Profit Margin ......      2,412,831       3,071,783       3,524,784       3,258,670       2,737,197


Operating Earnings (Loss)        (461,213)         26,172        (151,171)       (206,831)        360,143


Interest Expense .........        382,901         384,391         284,435         210,454         138,887


Operating Expense ........      2,874,044       3,045,611       3,675,955       3,465,501       2,377,054


Net Income (Loss) ........   $   (717,799)   $   (405,987)   $   (210,669)   $   (386,866)   $    154,063


PER SHARE DATA:

Earnings (Loss) ..........   $   (   .13)    $   (    .07)   $    (   .04)   $   (   .09)    $        .04

Dividends per Common Share           .00              .00             .00            .00              .00

Weighted Average
Shares Outstanding .......      5,530,661       5,449,993       5,277,981       4,551,213       3,822,350


FINANCIAL CONDITION:

Total Assets .............   $  8,893,908    $  9,547,517    $  9,540,438    $  8,562,981    $  5,097,987


Fixed Assets (Net) .......      2,601,594       2,801,530       2,399,172       2,087,958         486,824

Long-term Debt ...........      1,927,267       1,830,730       1,532,484       1,562,597         683,619


Stockholders Equity ......      2,424,230       3,142,039       3,476,328       3,452,067       2,572,711


Working Capital ..........   $  1,284,898    $  1,083,808    $    534,171    $    971,460    $  1,201,288


Current Ratio (3) ........           1.28            1.24            1.12            1.27            1.65


     (1) The year ended 1992 reflect the acquisition of Titan Industries had it been acquired at the beginning of the respective year.

     (2) The year ended 1993 reflects the acquisition of Eagle Enterprises from September 1, 1992 through June 30, 1993.

(3)  Percent of  current  assets to current liabilities.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto under Item 8.

Results of Operations:

     The following table presents, for the periods indicated, the dollar value and percentage relationship which certain items reflected in the Company's Statements of Operations. This percentage shows the percent as it relates to the total revenue.


REVENUES:                               1996                1995                1994

Livestock Handling Equipment ...   $  7,522,417       51.9%  $  8,870,970       57.0%  $ 11,369,826        68.2 %

Water and Environmental Products      6,989,817       48.1      6,692,491       43.0      5,289,310        31.8

             Total Revenues ....     14,512,234        100     15,563,461        100     16,659,136         100


Cost  of Revenues ..............     12,099,403       83.3     12,491,678       80.3     13,134,352        78.8


Gross Profit ...................      2,412,831       16.7      3,071,783       19.8      3,524,784        21.2


Selling, General  and

   Administration Expense ......      2,874,044       19.9      3,045,611       19.6      3,675,955        22.1


Operating Earnings (Loss) ......       (461,213)      (3.2)        26,172        0.2       (151,171)       (0.9)


Other Income (Expense) .........        143,728        1.0        (33,192)      (0.2)       194,598         1.2


Interest Expense ...............       (382,901)      (2.7)      (384,391)      (2.5)      (284,435)       (1.7)


(Loss) Earnings Before
   Income Taxes ................       (700,386)      (4.9)      (391,411)      (2.5)      (241,008)       (1.4)


Income Taxes Net ...............        (17,413)      (0.1)        14,576        0.1        (63,604)       (0.3)


Net Income (Loss) ..............       (717,799)      (5.0)      (405,987)      (2.6)      (177,404)       (1.1)


Cumulative effect of
  accounting change ............           --           --            --          --        (33,265)        (.8)


Preferred Stock Dividends ......           --           --            --          --             --           --


Net Income (Loss) ..............     $ (717,799)      (5.0)%  $  (405,987)      (2.6) %  $ (210,669)        (1.9) %


Depreciation and Amortization ..     $  444,653        3.1 %  $   449,245        2.9%    $  428,201          2.6  %


*  Less than 1.0%

Fiscal Year Ended June 30, 1996 Compared to Fiscal Year Ended June 30, 1995:

     The Company incurred a net operating loss of $717,799 in 1996, as compared to a net operating loss of $405,987 in 1995. This increase and the overall loss can be attributed directly to the Company's livestock equipment handling segment while the water and environmental products segment increased its profits and sales.

     Total Sales declined from $15,563,461 in fiscal 1995 to $14,512,234 in fiscal 1996, $1,051,227 or 6.76%. Total sales in the livestock equipment handling decreased $1,348,553 from $8,870,970 in 1995 to $7,522,417 in 1996, while total sales in the water and environmental products segment increased $297,326.

     The decline in livestock handling equipment sales can be attributed to lower sales of $893,320 by Eagle and $455,233 by W-W Manufacturing. The overall decrease in sales to Eagle's and W-W Manufacturing's dealers and distributors were offset by higher sales of "specials". Special sales consist of equipment sales to fairs, expo centers, rodeos and universities. It is estimated that special sales comprised approximately $1,200,000 to $1,500,000 of the total sales in the livestock equipment handling segment.

     During the third and fourth quarter of the year, Eagle reintroduced its feed equipment and W-W Manufacturing introduced its new lower priced line of Wrangler and Cowhand gates and panels. Sales of these products have not been what Management had predicted because of production problems and lack of demand from customers, due to historically low beef prices. Special sales of livestock handling equipment has been strong during the first quarter of fiscal 1997, but traditional sales to dealers and distributors have been flat but have started to strengthen in the last part of the first quarter. Cattle prices continued to show upward movement during the fall and are expected to hold through the year. This will dramatically effect the traditional sales to dealer and distributors and along with new product improvements and introduction of new products the Company is expecting sales to improve over 1996 levels.

     The Company is presently exploring new products to sell through its dealer and Distributor network. These products not only will increase sales, but sales of these products will not be effected, when beef prices decline again. The Company is introducing water stock tanks, dog kennels and new shelters and barns for horses. The Company is also negotiating with a high tech company making ultra-sound equipment for cattle. This product will help the feeder and feed lot greatly reduce its feeding cost per animal by analyzing its back fat level, therefore, allowing shipment to the packer at the optimal time. If negotiations are successful, the Company would have exclusive right to sell this product for an extended period of time before any other companies would be allowed to offer it for sale.

     While sales increased overall in the water and environmental products segment, sales of water well supplies actually declined. This decline was offset by increases in sales of manufactured goods such as flush joint PVC screen casting, and its new product slotted high-density polyethylene pipe for the horizonal drilling market. The decline in sales of water well supplies is directly related to wet weather experienced in Nebraska, Kansas and Oklahoma during the year. Decline in spending by both the Federal and State agencies had hurt sales of well monitoring equipment. But this decline has been offset by stronger demand for manufactured products by customers in the private sector and development of new markets such as the mining industries, and waste treatment areas, which are realizing new market for Titan. It is anticipated the 1997 sales will improve slightly over 1996 sales levels approximately 2% to 3%.

     Gross profit margins declined from 19.74% in 1995 to 16.63% in 1996. The livestock handling equipment segment operated at a 18.78% gross profit margin in 1996 as compared to a 21.23% in 1995, while the water and environmental segment had a gross profit margin of 16.62% in 1996 as compared to 17.76% in 1995.

     The decline in the gross profit margin in the livestock handling equipment is due to Eagle's gross profit margin dropping from 3.36% in 1995 to (4.32)% in 1996, while W-W Manufacturing declined from 29.29% in 1995 to 22.54% in 1996. These declines can be attributed to several items; higher steel and welding, supply costs, but with oppressed market conditions these cost increases could not be passed on to customers, fixed costs remained relatively constant while sales declined by 17.93% and "specials" comprised a greater percentage of total sales and specials have historically have lower gross profit margins. The Company has taken steps to reduce its manufacturing cost, and improve margins.

     The 1.14% decline in gross profit margins in the water and environmental products are increases in the price of PVC pipe which Titan could not pass the total increase through to its customers.

     Selling expenses as a percentage of sales increased to 9.4% in 1996 from 8.07% in 1995. Traditionally, the livestock handling equipment has had higher selling expense, 13.16% in 1996 as compared to 10.59% in 1995, while selling expense in water and environmental products amounted to 5.35% in 1996 as compared to 4.74% in 1995. A portion of the increase in selling expenses in both segments is attributable to the Companies efforts to develop new dealers and distributors and expand its selling areas to new markets not presently being covered. The increase in livestock handling equipment selling expense is a function of several factors. The Company in its efforts to expand its markets had to improve its product literature and selling materials. The Company spent considerable money on product videos, new sales books and sales aids. To promote its new products, the Company increased its advertising and show expense. High cost relative to following up the over selling of products when the Company was being represented by Agri-Sales. Sales salaries have remained relatively unchanged, while sales have been lower due to beef prices. Only one of seven salesmen in the livestock handling equipment is on a base plus commissions with the remaining salesmen on fixed salaries.

     General and administrative expenses decreased by $278,676 in fiscal 1996 as compared to fiscal 1995. The majority of this decline can be attributed to the $157,785 difference bad debt expense between fiscal 1996 and 1995. During fiscal 1995, management increased the allowance for doubtful accounts by $181,000 in the water and environmental products segment. Of the remaining decrease of $120,891, legal expense accounted for $63,992 of the decrease.

     Interest expense remained basically unchanged even though the interest rate on the Companies line of credit and equipment lines declined during the year, approximately 1% during fiscal 1996. The reason interest expense did not decline more is the fact that average debt outstanding during the year was higher during fiscal 1996 than fiscal 1995 even though at year end the total debt decreased $9,249.

     Management has and is taking the following steps to insure it can meet its obligations as they come due. The livestock segment has traditionally generated an overall profit as a segment. With past years decline in beef prices, drought conditions in three of the largest market areas of the segment and record high grain prices, the market for traditional cattle equipment was non-existent. The Company saw the market conditions declining and took steps to broaden its line with products that could sell in down market conditions. Development of these products took time and money, but management felt it was necessary steps to take not knowing how long the market downturn would last. The Company felt to stay competitive in the short and long-term, the product mix had to be changed allowing for faster turnover of lower priced products. Management also felt that to maintain sales volumes, new customers and markets would have to be sought out. The Company took a bold stand to ensure a long-term place in the market place by expanding its product line.

     These steps took time and money and expenses related to these moves were higher than expected. The Company feels as new customers continue to come on and the new products penetrate the market, the Company will start to see sales and operating profits increasing. There is two ways to increase profits by increasing sales previously discussed and cutting costs. The Company has reduced some fixed selling expenses in the fall of 1996 and has reduced administrative costs. To increase gross profit margins, the Company sought out new sources of steel which is the largest component of cost of goods sold. The Company has successfully found a new supplier, who's steel prices will reduce steel cost by approximately 10%. Benefit from this will not be realized until the second half of fiscal 1997. Labor efficiencies are being reviewed and new ways of production are being looked at to reduce cost. A new wash and paint system has been put in place allowing for less overall paint cost and an improved finished product. If market conditions improve, sales should increase and with lower material costs, the Company feels this segment could return to overall profitability in fiscal 1997.

     Management is reviewing ways to reduce cost at all levels of the Company. With the centralizing accounting to the Corporate head quarters from the subsidiaries, it is determined that the Company has excess office space. The Company is looking at relocation to less space at a lower cost. All other overhead cost are being reviewed and management will be taking steps to reduce costs where applicable and necessary.

     Eagle Enterprises, located in the eastern market is presently being reviewed to determine the best use of this facility. The Company's cost and break-even level has been reduced. With the downturn in the market and sales, the Company has not been able to feel the effect of these changes. It is anticipated that with the introduction of new product sales and if market conditions improve Eagle could operate at least break-even and even have a chance to be profitable. Continued weakness in beef prices will depress both sales and profits in this segment. Prior to June 30, 1996, operating profits from W-W Manufacturing have been sufficient to offset the continual operating losses from Eagle. Eagle's operating losses for the last two years have not reflected its proportionate share of selling and general and administrative costs, which are being absorbed by W-W Manufacturing, and still has not operated at a profit. The Company's operating results for fiscal 1997 will be dependent upon sales and profits from its livestock handling equipment segment. Due to the overall weakness in the cattle industry because of low beef prices, the Company can not predict whether or not this segment will generate a profit in fiscal 1997.

     It is anticipated the sales and profits from the water and environmental products segment to be similar to fiscal 1996 levels in fiscal 1997 with a modest growth. This segment will continue to expand its efforts to market higher margin manufactured products to its present customers as well as continue to expand into the horizontal drilling, waste treatment and mining markets. But it is not expected that this segment can generate enough earnings to offset any substantial operating loss in the livestock handling equipment segment.

Fiscal Year Ended June 30, 1995 Compared to Fiscal Year Ended June 30, 1994:

     The Company incurred a net operating loss of $135,389 before realized and unrealized loss on real estate held for sale in 1995 as compared to a net loss of $210,669 in 1994. Included in the current year's loss of $405,987 is a charge to operations of $270,598 which represents a realized loss of $195,598 on the sale of the Company real estate in Grand County Colorado and write down of its investment in real estate in Johnson County Texas of $75,000 reducing the book value to $373,960. The Company has listed the Texas property for sale for $400,000. Management does not expect to incur any additional material losses from the sale of the Texas property. The water and environmental products segment had a charge to operations to increase the allowance for doubtful accounts totaling $181,000 in the fourth quarter. The Company has tightened its credit policies and terms so such large charges do not happen in the future.

     Overall revenues decreased from $16,659,136 in fiscal 1994 to $15,563,461 in fiscal 1995, a decline of $1,095,675 or 6.6%. This decline was a result of, a decrease in livestock handling equipment of $2,498,856, while sales increased by $1,403,181 in water and environmental products segment. The decline in the livestock handling equipment was a result of a drop in sales by Eagle of $1,628,359 and $870,506 by W-W Manufacturing. Eagle's decline in sales was a result of the elimination of various Eagle livestock feeding equipment which had not been profitable and overall concern in the cattle industry about cattle prices.

     A portion of the sales in the water and environmental products is attributable to the acquisition of Wholesale Pump and Supply, Inc. (Wholesale) of Oklahoma City, Oklahoma, which was acquired on October 15, 1993. Wholesale operates as a division of Titan and represents $520,010 of the net increase in sales in the water and environmental products.

     It is anticipated that sales in the livestock handling equipment segment will improve in fiscal 1996. This expected sales increase is based upon the following items: increased sales orders in "special sales", increased marketing efforts in the upper midwest and areas west of the Rocky Mountains and reintroduction of certain of Eagle's feeding equipment during the second quarter of 1996.

     Based upon estimates it is anticipated the 1996 sales in the water and environmental products will be comparable to the 1995 sales with little increase in sales. This is because the majority of the sales in this division is in the midwest and weather conditions have hurt sales in the spring and summer months of 1995. During 1995, the Company established new distributors on both the east and west coasts to expand its market area so that weather and economic conditions will not have a major impact on sales.

     Gross profit margins decreased slightly from 21.12% in 1994 to 19.74% in 1995 on an overall company basis. The livestock handling equipment operated at a 21.23% gross profit margin in 1995 as compared to 18.91% gross profit margin in 1994, while the water and environmental earned a gross profit margin of 17.76% in 1995 as compared to 21.17% in 1994.

     The increase in the gross profit margin in the livestock handling is principally due to the improvement in Eagle's operations which attained a gross profit margin of (.84)% in 1994 as compared to 3.36% in 1995, while W-W Manufacturing's gross profit margin decreased from 31.33% in 1994 to 29.29% in 1995. The increase in Eagle's gross profit margin is due to the elimination of slower-turning and non-profitable Eagle products and the manufacturing of W-W Manufacturing traditional equipment. Additionally, W-W Manufacturing and Eagle has not been able to pass through increases in steel and plastic to their customers. Eagle has operated at a net loss since the Company acquired it. In August 1994, the Company implemented a new business plan for Eagle. As part of the plan Eagle reduced its work force by 36 employees and eliminated slower-turning and non-profitable Eagle products and began manufacturing W- W Manufacturing traditional equipment. This equipment requires less labor hours and sells at higher profit margins. Since the implementation of the new business plan and new products manufactured by Eagle, Eagle has made significant improvement in operational efficiencies. Even though Eagle incurred operating losses of $208,098 for the fiscal year ended June 30, 1995, approximately $171,000 of this loss was realized in July and August. During that period of time, Eagle had small operating profits in September and December while losing $81,286 in October and November due to less than breakeven production volume. Eagle generated an operating profit of $34,243 during the six months ended June 30, 1995. This operating profit is a result of an improved gross profit margin and lower expenses due to the allocation of costs between Eagle and W-W Manufacturing. The reduction in expenses is a result of Eagle's operations being scaled back to be a manufacturing and distribution facility for W-W Manufacturing for traditional equipment in the east and southeast regions of the United States. Therefore, the majority of general, administrative and selling expenses of the livestock handling segment are reflected on the books of W-W Manufacturing. As Eagle's production volume and gross profit margin continues to increase through the acceptance of the W-W line of equipment in the east and southeast, management anticipates Eagle will continue to improve. The ability to continue to gain in market share in this region is critical to the success of Eagle. With its marketing and sales strategy and new sales staff in place for this segment, it is anticipated that profitability and gross margins will continue to improve as sales are expanded to new territories not previously covered. During the last six months of the year Eagle averaged a gross profit margin of 10.38%.

     The 3.41% decline in gross profit margins in the water and environmental products is due to two factors: increases in sales volume and efficiencies has not offset the additional manufacturing overhead associated with the new manufacturing facility and price competition. Management is reviewing production costs and reduced production personnel by three employees in order to increase gross profit margins.

     Selling expenses as a percentage of sales declined to 8.07% for the year ended June 30, 1995 as compared to 11.75% for the year ended June 30, 1994. This decline is due to increase in sales in water and environmental products segments which had lower selling expenses, while sales have declined in the livestock handling equipment segment which has traditionally higher selling expense.

     It is anticipated that selling expenses will increase during the next year now that W-W Manufacturing has its sales force in place for the full year. The Company has hired eight salesmen to replace Agri-Sales Associates (Agri-Sales) which handled the sales in the livestock handling equipment prior to October 26, 1994.

     General and administrative expenses increased $71,185 in fiscal 1995 as compared to fiscal 1994. This increase can be attributed to bad debt expense in the water and environmental products segment while other general and administrative has decreased. During fiscal 1995, management increased the allowance for doubtful accounts by $181,000 in this segment. The problems in Titan's accounts receivable came to light as the Company continues to centralize accounting at its Corporate office in Colorado. Management has established new credit policies for Titan and is closely monitoring accounts receivable.

     Interest expense increased by $99,956 in fiscal 1995 as compared to 1994. This increase is a result of higher interest rates and increased borrowing to finance inventory and fixed asset acquisitions.

Fiscal Year Ended June 30, 1994 Compared to Fiscal Year Ended June 30, 1993:

     Overall revenues increased from $13,532,260 in fiscal 1993 to $16,659,136 in fiscal 1994, an increase of $3,126,876 or 23%. Cost of revenues increased from $10,273,590 in fiscal 1993 to $13,134,352 in fiscal 1994, an increase of $2,860,762 or 27.8%. Cost of revenue as a percent of sales increased from 75.9% in fiscal 1993 to 78.8% in fiscal 1994. The principle reason for the decline in gross profit margin is attributable to the operations of Eagle Enterprises which incurred greater losses in fiscal 1994. The earnings and sales of W-W Manufacturing and Titan Industries remained strong in fiscal 1994.

     Total selling, general and administrative expenses increased $210,454 as compared to the corresponding year. Selling expenses increased $220,455 in fiscal 1994, while general and administrative expense declined by $10,001. Increase in selling expenses are attributable to the Company's livestock handling product group. In an effort to further reduce general and administrative expenses, and improve controls the Company has started to centralize the accounting functions, of its subsidiaries at corporate headquarters in Northglenn, Colorado.

     The Company reduced its loss before the cumulative effect of accounting charge from $353,150 to $177,404. Effective July 1, 1994, the Company adopted SFAS No 109, Accounting for Income Taxes. The change in accounting principle reduced the loss in fiscal 1994 by $63,604.

     Depreciation and amortization increased from $270,635 in fiscal 1993 to 428,201 in fiscal 1994, an increase of 58.2%. Of the increase of $157,566, depreciation of property, plant and equipment accounted for $112,768 with remaining balance relating to amortization of intangibles. The increase in depreciation corresponds to the Company's investment in equipment during 1994.

     Interest expense increased $73,981 in fiscal 1994 as compared to fiscal 1993. This increase is a result of higher interest rates and additional borrowing to finance capital improvements and increased inventory to handle increases in sales.

     The livestock handling equipment segment's revenue increased from $9,650,234 in fiscal 1993 to $11,369,826 in fiscal 1994, an increase of $1,719,592 or 17.8%. The increase was primarily due to strong dealer acceptance of products, expansion of the distributor network and a strong commitment to promoting products at trade show and seminar demonstrations. Management anticipates sales to remain strong through fiscal 1995 and profitability to improve.

     The operating earnings in livestock handling equipment group declined from $503,370 in fiscal 1993 to $249,589 in fiscal 1994. The drop in operating earnings is a result of the operations of Eagle Enterprise (Eagle) which generated an operating loss of $534,283 while W-W Manufacturing generated operating earnings of $783,872. The cattle feeding equipment manufactured by Eagle is more direct cost intensive than the cattle handling equipment manufactured by W-W Manufacturing. Additionally, two large customers of Eagle are Farmer Cooperatives which require drop shipments, of products, to various locations. These drop shipments increase the freight and handling costs of the products sold.

     In August 1994, the Company implemented a new business plan for Eagle. As part of the plan Eagle reduced its work force by 36 employees. Eagle is in the process of eliminating slower-turning and non- profitable products in the product line and will concentrate on manufacturing W-W Manufacturing traditional equipment at its Tennessee plant. Historically, W-W Manufacturing's traditional equipment requires less labor hours to build and sells at higher profit margin. Based upon the preliminary operating results of Eagle during the first quarter of fiscal 1995, profit margins and cash flow are improving, but overall Eagle is still operating at a loss due to the slowness of season and the temporary season decline on the cattle market. It is managements belief that Eagle will generate profits or a worst case breakeven a it moves into the busy fall winter and spring selling season for livestock equipment. If Eagle does not begin to show operating income during the second quarter of fiscal 1995, management will be forced to take additional steps to curtail Eagle's operating losses.

     W-W Manufacturing continues to show strong sales and profits. During 1994, W-W Manufacturing introduced two new products, hydraulic chute and the large animal hospital bed. Even though these products had high start up costs which reduced gross profit margins, the products are now showing very strong acceptance by our customers.

     In April 1994, W-W Manufacturing and Eagle sent written notice to Agri-Sales Associates (Agri-Sales) that the Companies will not renew their sales and marketing agency agreement with Agri-Sales when the two year initial contract term expires on October 26, 1994. Management estimates that by developing its own sales force, W-W Manufacturing and Eagle can reduce sales commissions by approximately 3 to 4% or $340,000 to $450,000, which would increase the Company's operating profits. Agri-Sales has informed the Company that under the contract, W-W Manufacturing and Eagle can not terminate the sales and marketing agreement until May 26, 1995. On October 5, 1994, the Company filed a lawsuit in the Sixteenth Judicial District, District County, Ford County, Kansas, asking the Court for declaratory judgment and a preliminary injunction against Agri-Sales to resolve the issue.

     Revenues in the water and environmental products group increased 36.8% during fiscal 1994 when compared to revenues of $5,289,310 in fiscal 1993 to $3,882,026 in fiscal 1994. Approximately $864,900 of the $1,407,280 is attributed to acquisition of Wholesale Pump and Supply, Inc. (Wholesale Pump), of Oklahoma City, Oklahoma. On October 15, 1993, the Company acquired certain assets of Wholesale Pump and the results of its operations from October 15, 1993 have been included in the Company's operations. The balance of the increase is a result of Titan's effort to improve its distributor network and expand its trade area for its environmental products. Demand for Titan's manufactured products continues to grow which placed a strain to its manufacturing capacity. To meet the need for greater manufacturing efficiency and capacity, Titan broke ground on a new 25,000 square foot facility in June 1994 in Paxton, Nebraska. It is expected that the new facility will be competed in November or December of 1994. Operating earning in the water and environmental products group increased from $342,093 in fiscal 1993 to $451,281 in fiscal 1994, an increase of 32% which is consistent with the increase in revenues.

Inflation:

     Inflation has not been a significant factor in net income in recent years because of the relatively modest rate of price increases in the United States.

Liquidity and Capital Resources:

     The Company's principal sources of liquidity are borrowings under its credit facilities and from internally generated funds. At June 30, 1996, the Company is in violation of certain loan covenants with both First American National Bank and Bank IV Kansas. The Banks have not declared the Company in default and have allowed the Company to remain in violation of these agreements. Subsequent to year end, Bank IV Kansas indicated that the Bank would grant a waiver of the net worth requirements, if the Company, among other things, would have each subsidiary guarantee the loans of its affiliates in addition to W W Capital Corporate guaranty and all revolving equipment lines are immediately frozen at current levels and repayment schedules with no new advances, with these notes rewritten into standard term notes at renewal with terms and conditions to be determined at that time. The Company has agreed to Bank IV's request.

     At June 30, 1996, the Companies had unused lines of credit of $116,000 and presently the revolving equipment lines have been frozen. Subsequent to year end the Company borrowed $50,000 of the unused line of credit.

     During the past three years, the Company has liquidated part of its real estate assets and borrowed funds to finance operations, accounts receivables, inventory and pay heavy legal costs. The $440,219 collection of the note receivable from sale of real estate in February 1996 and other borrowings provided funds for operations during 1996. To meet the Company's operating requirements for fiscal 1997, the Company must become profitable or operate at break even basis. It is expected that following items will provide additional funds to enable the Companies to meet its obligations.

     The Company owns 95 acres of undeveloped real estate in Texas which has been listed for sale for $400,000. The Company has considered developing this real estate and selling the lots either via a joint venture or stand alone basis because the Company would realize more value than selling the land. It was estimated the Company and/or joint venture would need approximately $150,000 to start the development of this property. The Company is presently reviewing several joint venture possibilities whereby the joint venture partner will provide the development funds and the Company will provide the land. Based on preliminary plans the land would be divided into 30 2.5 acre parcels selling for approximately $40,000 per lot. Total development cost is estimated at $300,000 to $350,000. It is anticipated that completion of the project would be 12 - 18 months from inception. The Company plans to start the project during third quarter of the current fiscal year if the Company can fund a joint venture partner. The above project is dependent upon successfully negotiating an agreement with one of the joint venture partners. At this time management feels this can be accomplished. The land continues to be offered for sale while development negotiations continue. Presently the Company is unable to determine when this property might be sold.

     The Company has a note receivable, secured by a trust deed, which becomes due December 1, 1996. It is anticipated that this note will be paid in-full by its due date or at a minimum a partial payment with the note extended..

     The Company is presently negotiating with Agri-Sales to settle the lawsuit regarding W-W Manufacturing and Eagle not renewing their sales and marketing agency agreement with Agri-Sales. The Company has offered to pay Agri-Sales $180,000 with the initial payment of $30,000 payable, upon final judgement in The March Group law suit (see Item 3) and semi annual payments of $25,000 until paid in-full, with zero percent interest.

     The Company has determined that a significant amount of paint located at its Tennessee facility, must be disposed of to comply with environmental regulations. The Company has estimated a range of $10,000 to $45,000 as the cost to dispose of this paint based upon managements estimate and the actual cost incurred subsequent to June 30, 1996, to dispose of the most contaminated barrels of paint. The Company has accrued $10,000 of this charge as a liability in the accompanying financial statements.

     Profitability or at least breakeven is imperative for the Company in fiscal 1997. With depreciation expense representing the major fixed non-cash cost, the Company feels that with expected improved sales from new products and reduced general and administrative expenses and legal fees, that the Company can produce cash flow and move towards generating a profit. The Company expects Bank IV to renew its loans with the Company in December 1996, with some modifications to the present loan terms. There is no assurance that the Banks will continue to allow the Company to remain in violation of loan covenants.

Item 8.           Financial Statements and Supplementary Data.

                           W W CAPITAL CORPORATION
                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                      PAGE

Financial Statements:

Independent Auditors' Report  . .  . .  . .  . .  . .  .    .         F-1

Consolidated Balance Sheets as of June 30, 1996 and
June 30, 1995  . .  . .  . .  . .  . .  . .  . .  . .  .    .    .    F-2

Consolidated Statements of Operations for the years
ended June 30, 1996, 1995 and 1994   .  . .  . .  . .  .    .    .    F-4

Consolidated Statements of Stockholders' Equity for
the years ended June 30, 1996, 1995 and 1994   .  . .  .    .    .    F-5

Consolidated Statements of Cash Flows for the years ended
June 30, 1996, 1995 and 1994  . .  . .  . .  . .  . .  .    .    .    F-6

Notes to Consolidated Financial Statements   . .  . .  .    .    .    F-9


Financial Statement Schedules:

Independent Auditors' Report .  .  . .  . .  . .  . .  .    .    .    S-1

I - Condensed Financial Information of Registrant   .  .    .    .    S-2

     All other schedules are omitted because they are applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Not Applicable

     Item 10. Directors and Executive Officers of the Registrant

     The Officers of the Company are elected at the Board of Directors' annual organizational Meeting immediately following the Annual Stockholders' Meeting. Such Officers hold office until their successors are elected and qualify. The following information indicates the position and age of the directors and officers as of October 21, 1996, and their business experience during the prior five years.

     DAVID L. PATTON, age 65, was elected to the Board of Directors of the Company in December 1991, and Chairman of the Board in December 1993. Mr. Patton is a partner with the law firm of Patton, Kerbs & Hess in Dodge City, Kansas. Mr. Patton was a founder of Titan Industries, Inc.,which is currently operated as a wholly-owned subsidiary of the Company.

     STEVE D. ZAMZOW, age 48, joined the Company in 1991 and was elected as the Company's Chief Financial Officer in June 1992, President and Chief Executive Officer in December 1993 and elected as a Director in December 1993 by the shareholders. From 1976 to 1991, Mr. Zamzow owned numerous companies and was a financial consultant for various companies. Mr. Zamzow has been Vice President for a steel company and has worked extensively in business workouts. From 1971 to 1974, Mr. Zamzow was employed by Peat, Marwick, Mitchell & Co. as an auditor. Mr. Zamzow received his accounting degree from the University of Nebraska.

     MILLARD T. WEBSTER, age 48, became a director of the Company in 1988 and has been employed by the Company's subsidiary, W-W Manufacturing Co., Inc. since 1962. Mr. Webster has occupied the positions of piecework production foreman, production manager, and Vice President and President of the Company's subsidiary, W-W Manufacturing Co., Inc. Mr. Webster is currently a Vice President for the Company's subsidiary, W-W Manufacturing Co., Inc. Mr. Webster graduated from Evangel College, Springfield, Missouri in 1970 with a bachelor's degree in business administration. Mr. Webster is the brother of Mickey J. Winfrey, Executive Vice President-Administration, Secretary and Treasurer of the Company.

     THOMAS W. HEMPHILL, age 64, became a director of the Company in December 1991 and served until his resignation July 31, 1996. Since 1986, Mr. Hemphill has assisted the management of the Company in corporate planning and training. Mr. Hemphill has been an independent business consultant since leaving the employment of Security Pacific Corporation in 1975 as Senior Management Advisor. Mr. Hemphill was a pioneer in the introduction of private mortgage insurance in the early 1960's and served as President of Excel Investment Company from 1966 to 1975.

     EDWARD J. WADE, age 42, became a director of the Company in 1993 and served until his resignation August 23, 1996. Mr. Wade is a practicing Anesthesiologist of Pain Anesthesia and Control Care Services, P.A. in Wichita, Kansas. Mr. Wade received his M.D. from the University of Kansas School of Medicine in 1980 and his residency and internship through the University of Utah, School of Medicine, Salt Lake City, Utah in 1992. Mr. Wade then received his Chief Resident of Anesthesiology with the University of Utah of Salt Lake City, Utah in 1986.

     JAMES H. ALEXANDER, age 58, has been nominated to become a Director of the Company. Since 1992, Mr. Alexander has been a member of the Board of Directors of Zykronix, Inc. and presently is the

     Item 10. Directors and Executive Officers of the Registrant, Continued

     Chief Operating Officer. Mr. Alexander is also an independent real estate broker for TDI Property Brokers. From April 1992, to November 1992, Mr.
Alexander was a member of a management team of a venture capital firm which funded a satellite communications company. Mr. Alexander is the founder of T.D.I., Inc., a corporation engaged in consulting, fund raising, acquisitions and mergers of hi-tech firms. Mr. Alexander has taken courses leading toward Bachelor of Science Degree in Business Administration from Rollins College.

     MICKEY J. WINFREY, age 41, became Vice President-Administration, Secretary and Treasurer of the Company in 1988. Ms. Winfrey had been employed by the Company's subsidiary, W-W Manufacturing Co., Inc., from 1973 to 1990, where she has held positions as secretary/receptionist, payroll clerk, head of personnel and office manager. Ms. Winfrey is the sister of Millard T. Webster, a director of the Company.

     ROBERT W. CLAAR, age 43, joined the Company in June 1994 and was elected as the Company's Chief Financial Officer and Vice President. Mr. Claar graduated from the University of Nebraska and has spent sixteen years in public accounting and was an audit partner for eight of those years. Mr. Claar has had extensive SEC reporting experience, as well as experience in serving manufacturing and distribution clients. Prior to entering public accounting, Mr. Claar owned and operated his own business in Central Nebraska.

     Item 11. Executive Compensation

     The following table sets forth the cash compensation paid or accrued during the fiscal years ended June 30, 1996, 1995 and 1994, to the Company's Chief Executive Officer, No other executive officer received cash in excess of $100,000.

                                                              Other
                                                              Annual     All Other
Name and Principal Position  Year    Salary      Bonus    Compensation  Compensation
Steve D. Zamzow, .........   1996   $119,166   $ 8,526 (b)   $  --    $  2,284 (a)
President, Chief Executive   1995    110,000    17,000 (b)      --      19,024 (a)
Officer and Director .....   1994     81,766        --          --          --

     (a) Includes accrued vacation and compensated absences earned in prior years and paid during June 30, 1995, and 1996 respectively.

     (b) Bonus amount earned prior to 1994 and paid during subsequent years.



Option Grants in Fiscal Year 1996

     During the fiscal year ended June 30, 1996, the Company did not grant stock options to the executive officers.

Aggregated Option Exercises in Fiscal Year 1995

     The following table sets forth for the executive officer named in the Summary Compensation Table, information concerning each exercise of stock options during the fiscal year ended June 30, 1996 and the value of the unexercised stock options at June 30, 1996.

Item 11.              Executive Compensation, Continued

               Aggregated Option Exercises in Last Fiscal Year
                      and Fiscal Year-End Option Values

                                                    Number of Securities    Value of Unexercised
                                                        Underlying Unex-    In-the-Money
                        Shares                           ercised Options    Options at
                       Acquired                         at June 30, 1996    June 30, 1996
                          on          Value                 Exercisable/    Exercisable/
Name                   Exercise      Realized (1)          Unexercisable    Unexercisable(1)
Steve D. Zamzow          ---            ---                 116,666 (E)    $     ---
  President,  Chief      ---            ---                  33,334 (U)    $     ---
   Executive Officer
   and Director


(1)  The option exercise price ranging from $0.75 to $1.50 per share which exceeded the fair market value of the underlying common stock on June 30, 1996.

     Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of October 21, 1996, the ownership of the Company's common stock by each director of the Company, by each person who is known by the Company to be the beneficial owner of more than 5% of the Company's common stock, and by the officers and directors of the Company as a group:

Name and Address of
Officers and Directors and         Amount and Nature of     Percent of Class
Beneficial Owner(1)                Beneficial Ownership(2)  of Common Stock
Steve D. Zamzow                    117,103(3)                    1.99%
4112 Sherman Court
Ft. Collins, CO  80525

Millard T. Webster                 271,469(4)                    4.60%
2321 Hart Avenue
Dodge City, KS  67801

Thomas W. Hemphill                 110,500(5)                    1.87%
615 30th West
Eugene, OR  97405

     Item 12. Security  Ownership of Certain  Beneficial  Owners and Management,
Continued

David L. Patton                    986,986(6)                    16.70%
1003 Central
Dodge City, KS  67801

Edward J. Wade                     221,684(7)                    3.75%
10918 East 13th Street
Wichita, KS  67206

James H. Alexander                      *                          *
762 Owl Court
Louisville, CO  80027

All officers and directors       1,983,518(8)                   33.60%
as a group (9 persons) (See
Footnotes 1 through 9)

Apex Realty Investments, Inc.      328,241(9)                    5.56%
c/o Nicholas L. Scheidt
PO Box 33724
Northglenn, CO  80233-0724

     (1) The business address of all officers and directors is 11990 Grant Street, Suite 400, Northglenn, Colorado 80233.

     (2)  "Beneficial  ownership"  is  deemed  to  include  shares  for which an individual, directly or indirectly,
      has voting or investment power, or both, and shares subject to options exercisable within 60 days of the date hereof.

     (3) Includes 116,666 shares subject to incentive stock options which are exercisable within sixty days of the date hereof.

     (4) Includes 15,000 shares subject to incentive stock options which are exercisable within sixty days of the date hereof.

     (5) Includes 45,500 shares subject to non-qualified stock options which are fully vested and exercisable.

     (6) Includes 582,811 shares held in joint tenancy with Mr. Patton's wife, 900 shares held in a trust in which Mr. Patton has the right to vote and 47,500 shares subject to non-qualified stock options which are fully vested and exercisable.

     (7) Includes 30,000 shares subject to non-qualified stock options which are fully vested and exercisable.

     (8) Includes 281,016 shares subject to stock options which are fully vested and exercisable.

     (9) Includes 5,000 shares subject to non-qualified stock options which are fully vested and exercisable.

     Item 13. Certain Relationships and Related Transactions

     On June 30, 1989, W-W Land & Cattle, a partnership owned by Millard T. Webster, a director of the Company, Mickey J. Winfrey, an officer of the Company and Terry L. Webster, a brother of Mr. Millard T. Webster and Ms. Winfrey, executed a promissory note for the amount of $96,424 in favor of the Company's subsidiary, W-W Manufacturing Co., Inc. Interest was payable annually at 9% per annum and the principal was due on demand. On June 30, 1993, Ms. Winfrey satisfied her obligations under this note by paying to the Company the amount of $11,361. As of June 30, 1995, $23,028 remained payable under this note by Millard T. Webster and Terry L. Webster.

     The Company currently leases its manufacturing facility in Dodge City, Kansas from Murle F. Webster, father of Millard T. Webster and Mickey J. Winfrey. This lease requires a monthly rental payment of $5,000. This lease expired on December 31, 1994, however, it has continued on a month to month basis. During the fiscal year ended June 30, 1995, $60,000 was paid by the Company under the lease.

     Millard T. Webster, a director of the Company, Mickey J. Winfrey, an officer of the Company, and Terry L. Webster, have each executed a promissory note in favor of the Company for the amount of $58,333. Each note bears interest at 9% per annum, are payable in monthly installments of $767 and are due to be paid in full by September 30, 1997. Murle F. Webster, lessor of the Company's manufacturing facility, has executed an assignment of monthly rent back to the Company under each of these notes.

     On October 26, 1992, the Company, through its wholly-owned subsidiaries, W-W Manufacturing Co., Inc. ("W-W Manufacturing"), and Eagle Enterprises, Inc. ("Eagle"), entered into an exclusive two year initial term sales and marketing agreement with Agri-Sales Associates, Inc. ("Agri-Sales") to market the
Company's products throughout the United States. Jerry R. Bellar, a 4.1% stockholder of the Company, is President and a majority stockholder of Agri-Sales. In conjunction with the cancellation of the agreements, the Companies owed Agri-Sales approximately $164,863 which was increased to $180,000 under a proposed settlement of a lawsuit between the Company and Agri-Sales (see "Legal Proceeding" for additional information).

     On October 26, 1993, the Company acquired all of the outstanding stock of Eagle in exchange for 325,000 shares of its common stock. Eagle was owned by Jerry R. Bellar, who is now a 4.1% stockholder of the Company. As a result of the acquisition of Eagle, the Company acquired a note payable to Mr. Bellar. On January 24, 1994, Eagle agreed to become a co-borrower with Mr. Bellar. Said note was used to refinance Eagle's note payable to him in the amount of $119,847. This note was paid in-full in January 1996.

     At June 30, 1996, the Company has a receivable form Agri-Sales and/or Jerry Bellar in the amount of $132,221. This balance represents accounts due to the
Company  relating  to  the  March  Group,   Inc.  law  suit  and  Liberty  Metal
Fabrication,   Limited   lawsuit   (see  "Legal   Proceeding"   for   additional
information).

                                   PART IV

     Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) (1) List of Financial Statements Filed as a Part of This Report

     Consolidated Balance Sheets as of June 30, 1996 and June 30, 1995.

     Consolidated Statement of Operations for the years ended June 30, 1996, 1995 and 1994.

     Consolidated Statement of Stockholders' Equity for the years ended June 30, 1996, 1995 and 1994.

     Consolidated Statement of Cash Flows for the years ended June 30, 1996, 1995 and 1994.

     (a) (2)  List of  Financial  Statement  Schedules  Filed  as a Part of This
Report

     Schedule I - Condensed Financial Information of Registrant

     (a) (3) Exhibits

Exhibit
Number                        Document

          2.1 Exchange Agreement dated August 15, 1991 between W W Capital Corporation and Titan Industries, Inc. (filed as Exhibit 3.3 to Form 10-K for the fiscal year ended June 30, 1991 and is hereby incorporated by reference).

          2.2 Exchange Agreement dated October 26, 1992 between W W Capital Corporation and Eagle Enterprises, Inc. (filed as an exhibit to the Company's Form 8-K dated November 3, 1993 and is hereby incorporated by reference).

          3.1 Articles of Incorporation dated December 13, 1989 of W W Capital Corporation, a Nevada corporation (filed as Exhibit 3.2 to the Company's Form 10-K for the year ended June 30, 1990 and is hereby incorporated by reference).

          3.1.1 Certificate and Amendment to Articles of Incorporation filed December 21, 1990 with the Nevada Secretary of State (filed as Exhibit 3.01 to the Company's Form 10-Q for the quarter ended December 31, 1990 and is hereby incorporated by reference).

          3.2 Bylaws of W W Capital Corporation (filed as Exhibit 3.2 to the Company's Form 10-K for the year ended June 30, 1991 and is hereby incorporated by reference).

          10.1 Real Estate Lease Agreement and Amendment between Murle F. and Sara R. Webster and W W Capital Corporation (filed as an exhibit to the Company's Post-Effective Amendment No. 1 to Form S-18 and is hereby incorporated by reference).

          10.1.1 Amendment to Real Estate Lease between Murle F. and Sara R. Webster and W W Capital Corporation dated March 24, 1993 (filed herewith).

          10.2 Assignment of Rental Income from Murle F. and Sara R. Webster to W W Capital Corporation (filed as an exhibit to the Company's
     Post-Effective Amendment No. 1 to Form S-18 and is hereby incorporated by reference).

          10.3 1990 Incentive Stock Option Plan (filed as Exhibit 10.16 to the Company's Form 10-K for the year ended June 30, 1990 and is hereby incorporated by reference).

          10.4 Promissory Note dated June 30, 1990 from Millard T. Webster in favor of W W Capital Corporation for the amount of $2,716 (filed as Exhibit
     10.8 to Form 10-K for the fiscal year ended June 30, 1991 and is hereby incorporated by reference).

          10.5 Promissory Note dated April 30, 1990 from Millard T. Webster and Mickey J. Winfrey in favor of W W Capital Corporation for the amount of $43,000 (filed as Exhibit 10.9 to Form 10-K for the fiscal year ended June 30, 1991 and is hereby incorporated by reference).

          10.6 Loan Agreement dated June 29, 1992 between W-W Manufacturing Co., Inc. (wholly owned subsidiary of the Company) and Bank IV Kansas, N.A. (Garden City Kansas) (filed as Exhibit 10.12 for the fiscal year ended June 30, 1992 and is hereby incorporated by reference).

          10.7 Loan Agreement dated June 29, 1992 between Titan Industries, Inc. (wholly owned subsidiary of the Company) and Bank IV Kansas, N.A. (Garden City Kansas) (filed as Exhibit 10.13 for the fiscal year ended June 30, 1992 and is hereby incorporated by reference).

          10.8 1990 Non-Qualified Stock Option Plan (filed as Exhibit 10.14 of Form 10-K for the fiscal year ended June 30, 1992 and is hereby incorporated by reference).

          10.9 Employee Stock Benefit Plan (filed as Exhibit 10.15 of Form 10-K for the fiscal year ended June 30, 1992 and is hereby incorporated by reference).

          10.10 Loan Agreement dated December 15, 1992 between Eagle Enterprises, Inc. (wholly owned subsidiary of the Company) and Bank IV Kansas, N.A. (Garden City, Kansas) (filed as Exhibit 10.10 of Form 10-K for the fiscal year June 30, 1993 and is hereby incorporated by reference).

          10.11 Exchange Agreement between W W Capital Corporation and Apex Realty Investments, Inc. dated February 19, 1993 (filed as an exhibit to the Company's Form 8-K dated March 5, 1993 and is hereby incorporated by reference).

          10.11.1 Addendum to Exchange Agreement between W W Capital Corporation and Apex Realty Investments, Inc. dated August 23, 1993 (filed as Exhibit
     10.11.1 of Form 10-K for the fiscal year June 30, 1993 and is hereby incorporated by reference).

          10.12 Loan Agreement dated April 8, 1993 between Eagle Enterprises, Inc. (wholly owned subsidiary of the Company) and First American National Bank, N.A. (Cookeville, Tennessee) (filed as Exhibit 10.12 of Form 10-K for the fiscal year June 30, 1993 and is hereby incorporated by reference).

          10.13 1992 Non-Qualified Stock Option Plan (filed as Exhibit 10.13 of Form 10-K for the fiscal year June 30, 1993 and is hereby incorporated by reference).

          10.14 Loan Agreement dated October 20, 1992 between W W Capital Corporation, Eagle Enterprises, Inc. and Jerry R. and Jacqueline A. Bellar (former owners of Eagle Enterprises, Inc.) (filed as Exhibit 10.14 of Form 10-K for the fiscal year June 30, 1993 and is hereby incorporated by reference).

          10.15 Asset Sale and Purchase Agreement between W W Capital Corporation and Wholesale Pump and Supply, Inc. date October 14, 1993 (filed as Exhibit 10.15 of Form 10-K for fiscal year June 30, 1994 and is hereby incorporated by reference).

          10.16 Real Estate Contract between W W Capital  Corporation and Daniel
     L. Hahn, Donna R. Hahn and Helene D. Linder, Promissory Note, date December 15, 1994 between W W Capital Corporation and Daniel L. Hahn, Donna R. Hahn and Helene D. Linder (filed as an exhibit to the Company's Form 8-K dated December 15, 1994 and is hereby incorporated by reference).

          10.17 Loan Agreement dated March 3, 1995 between Titan Industries, Inc. (wholly owned subsidiary of the Company and Keith County Economic Development Corporation (incorporated by reference June 30, 1995 10-K).

          10.18 Loan Agreement dated March 3, 1995 between Titan Industries, Inc. (wholly owned subsidiary of the Company and First National Bank in Ogallala (incorporated by reference June 30, 1995 10-K).

          10.19 Letter Agreement dated September 17, 1996, between W W Capital Corporation and Bank IV Garden City (filed herewith).

          21.0 Subsidiaries of the Registrant (filed herewith).

          27.0 Financial Data Schedule.


Item 14 (b)

          No reports on Form 8-K were filed during the fourth quarter of the fiscal year covered by this report.

                                Exhibit 10.19



September 17, 1996

                                                                    Bank IV

Mr. Steve Zamzow, President
Mr. Robert W. Claar, CFO
WW Capital Corporation
11990 Grant Street
Suite 400

Northglenn, CO 80233


Gentlemen:


     Thank you for your letter dated September 4, 1996 advising us of the resignations of Directors Hemphill and Wade. Please keep us informed on their replacements.

     Your letter confirmed that you are in violation of your loan covenant due to the fact that year to date losses have reduced your consolidated net worth below the required $2,850M. Your traditional cash flow is not expected to meet the goal of 1.20/1 debt service coverage. The bank is willing to grant a waiver of the net worth requirement under the following conditions:

     1. WWC will provide the bank with a detailed breakeven analysis on both Eagle Enterprises, Inc. and WW Manufacturing, Inc. This analysis should break out revenue volumes required for the companies to breakeven given various combinations of product mixes.

     2. WWC currently guarantees the loans to the respective subsidiaries. Our counsel has requested that each subsidiary guarantee the loans of its affiliates in addition to the holding company's guaranty.

     3. All revolving equipment lines are immediately frozen at current levels and repayment schedules with no new advances. These notes will be rewritten into standard term notes at renewal with terms and conditions to be determined at the time we review the operating lines for renewal.

     4. A twelve month proforma consolidated Profit & Loss Statement shall be provided the bank which breaks out and details monthly holding company expenses separately from other expenses.

     If you find these conditions acceptable, please sign the acknowledgement below and return a copy to me as soon as possible. Upon the bank's satisfactory receipt of items #1, #2,and #4 our waiver of the net worth covenant will be in effect.

Should you have questions regarding this correspondence, please contact me.

Sincerely.



Douglas Laubach
Sr. Vice President





     Agreed to and acknowledged by the undersigned acting under resolution and the express authority of the respective Boards of Directors of the companies set forth below:

                                          Authorized Signer           Title

W W Capital Corporation by:              /s/: Mr. Steven Zamzow       Pres.

Eagle Enterprises, Inc. by:              /s/: Mr. Steven Zamzow       Pres.

W W Manufacturing, Inc. by:              /s/: Mr. Steven Zamzow       Pres.

Titan Industries, Inc. by:               /s/: Mr. Steven Zamzow       Pres.

                                 Exhibit 21.0

                        Subsidiaries of the Registrant

W-W Manufacturing Co., Inc.
   Incorporated in the state of Kansas

Titan Industries, Inc.
   Incorporated in the state of Nebraska

Eagle Industries, Inc.
   Incorporated in the state of Tennessee

                                  SIGNATURES


     Pursuant to the requirements of Section 13, or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



          W W CAPITAL CORPORATION


          By        /s/ Steve D. Zamzow

          Steve D. Zamzow, President

Date:        November 08, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons of the Registrant and in the capacities and on the date indicated.

Signature                     Title                    Date


   /s/ Steve D. Zamzow        President, and           11/08/96
Steve D. Zamzow               Director

  /s/ Robert W. Claar         Chief Financial Officer  11/08/96
Robert W. Claar

  /s/ David L. Patton         Chairman of the Board    11/08/96
David L. Patton

  /s/ Millard T. Webster      Director                 11/07/96
Millard T. Webster

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
W W Capital Corporation

     We have audited the accompanying consolidated balance sheets of W W Capital Corporation as of June 30, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the 1996 and 1995 consolidated financial statements referred to above present fairly, in all material respects, the financial position of W W Capital Corporation as of June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit of $916,259 and has little remaining credit on two of the subsidiary's lines of credit. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that result from the outcome of this uncertainty.



                                        MILLER AND McCOLLOM
                                        Certified Public Accountants
Denver, Colorado
October 15, 1996

                           W W CAPITAL CORPORATION

                         CONSOLIDATED BALANCE SHEETS

                                                                 June 30,
                                                            __________________
                                                            1996           1995
                                                        ____________ ___________
                                     ASSETS
Current Assets:
  Cash  (Note 17) .................................... $    131,022   $  124,458

  Accounts receivable, trade, net of allowance for
    doubtful accounts of $143,632 in 1996 and $197,008
    in 1995 (Notes 7 and 17) .........................    1,826,917    1,716,941

  Accounts receivable, related party (Note 2) ........      132,221      100,114

  Accounts receivable, other .........................       21,240       18,574

  Accounts receivable, employees .....................         --          6,946

  Inventories (Notes 3 and 7) ........................    3,427,508    3,451,902

  Deferred taxes (Note 10) ...........................       99,814      118,350

  Prepaid expenses ...................................       18,567       72,961

  Current portion of notes receivable from
    stockholders (Note 4) ............................       25,497       23,310

  Current portion of notes receivable, other (Note 4)       144,513       25,000
       Total Current Assets ..........................    5,827,299    5,658,556

Property and Equipment, net of accumulated
  depreciation of $1,901,838 in 1996 and $1,525,737
  in 1995 (Notes 5, 7 and 8) .........................    2,601,594    2,801,530

Other Assets:
  Real estate held for sale (Note 6 and 7) ...........      379,414      373,960
  Long-term notes receivable from stockholders, net
    of current portion (Note 4) ......................        9,372       34,869
  Long-term notes receivable from other affiliated
    entity, net of allowance for
    doubtful accounts of $7,418 in 1996 and
    current portion (Note 4) .........................       15,610       23,028
  Long-term notes receivable, other, net of allowance
    for doubtful accounts of  $10,535 in 1996 and
    current portion (Note 4) .........................        9,218      509,279
  Accounts receivable, net of allowance for
    for doubtful accounts of $81,000 in 1995 .........         --         29,871
  Loan acquisition costs, net of accumulated
    amortization of $13,996 and $10,146 at
    June 30, 1996 and 1995 respectfully ..............        3,276        7,126
  Covenant not to compete, net of accumulated
    amortization of $73,948 and $46,644 at June 30,
    1996 and 1995, respectively (Note 9) .............        7,964       35,268
  Other assets .......................................       40,161       74,030
       Total Other Assets ............................      465,015    1,087,431

       TOTAL ASSETS ..................................   $8,893,908   $9,547,517

     The accompanying notes are an integral part of the consolidated financial statements.

                            W W CAPITAL CORPORATION


                                                                   June 30,
                                                                 ______________
                                                               1996           1995
                                                              _______        _______
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable: ...................................   $ 2,243,753    $ 2,143,658
  Revolving credit notes payable to bank (Note 7) .....     1,734,000      1,662,613
  Accrued payroll and related taxes ...................       135,842        128,317
  Accrued property taxes ..............................        27,523         31,892
  Accrued interest payable ............................        13,344         30,656
  Accrued commissions related party (Note 2) ..........        30,000        165,327
  Other current liabilities ...........................        21,714          8,221
  Notes payable to related parties
    (Notes 2 and 7) ...................................        32,465         35,125
  Current portion of notes payable to financial
    institutions and other entities (Note 7) ..........       283,833        337,138
  Current portion of capital lease obligation (Note 8)         15,993         17,572
  Current portion of covenant not to compete (Note 9) .         3,934         14,229
       Total Current Liabilities ......................     4,542,401      4,574,748
Other Liabilities:
  Accrued Commissions Related Party (Note 2) ..........       150,000           --
  Long-term notes payable to financial institutions and
    other entities, net of current portion (Note 7) ...     1,655,218      1,661,519
  Long-term capital lease obligation, net of current
    portion (Note 8) ..................................        14,214         31,105
  Deferred taxes (Note 10) ............................        99,814        102,585
  Negative goodwill - net .............................         8,021         35,521
       Total Other Liabilities ........................     1,927,267      1,830,730
       TOTAL LIABILITIES ..............................     6,469,668      6,405,47

Commitments and Contingencies (Notes 7, 11, 12 and 16)


Stockholders' Equity (Notes 11, and 13):
  Common stock, $0.01 par value, 15,000,000 shares
    authorized; 5,530,661 shares issued and
    outstanding at June 30, 1996 and 1995, respectively        55,306         55,306
  Capital in excess of par value ......................     3,304,099      3,304,099
  Preferred stock, $10.00 par value, 400,000 shares
    authorized ........................................          --             --

 (Accumulated deficit) ................................      (916,259)      (198,460)

                                                            2,443,146      3,160,945

  Less 20,264 shares of treasury stock at cost ........       (18,906)       (18,906)


       TOTAL STOCKHOLDERS' EQUITY .....................     2,424,240      3,142,039


       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....   $ 8,893,908    $ 9,547,517



     The accompanying notes are an integral part of the consolidated financial statements.

                            W W CAPITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  Years Ended June 30,
                                                         _________________________________
                                                        1996            1995            1994
                                                  __________      __________      __________
Net Sales (Notes 2, 15 and 17) ..............   $ 14,512,234     $15,563,461    $ 16,659,136

Cost of Goods Sold ..........................     12,099,403      12,491,678      13,134,352

       Gross Profit .........................      2,412,831       3,071,783       3,524,784


Operating Expenses:
  Selling expenses (Notes 2 and 12) .........      1,363,215       1,256,106       1,957,635

  General and administrative expenses
    (Notes 2 and 12) ........................      1,510,829       1,789,505       1,718,320

       Total Operating Expenses .............      2,874,044       3,045,611       3,675,955


       Operating Earnings (Loss) ............       (461,213)         26,172        (151,171)


Other Income (Expense):
  Interest income (Notes 2 and 4) ...........        107,402         130,305          90,382

  Interest expense (Notes 2 and 7) ..........       (382,901)       (384,391)       (284,435)

  Realized and unrealized loss on
    real estate held for sale (Notes 2 and 6)         (3,500)       (270,598)           --

  Gain (Loss) on property and equipment
    dispositions ............................            400          (3,231)          6,673

  Other income, net .........................         39,426         110,332          97,543

       Total Other Income (Expense) .........       (239,173)       (417,583)        (89,837)


       (Loss)  before Income Taxes ..........       (700,386)       (391,411)       (241,008)


Income Tax (Note 10):
  Current ...................................          1,650            --              --

  Deferred (benefit) ........................         15,763          14,576         (63,604)

       Total Income Tax .....................         17,413          14,576         (63,604)


       (Loss) Earnings before
        cumulative effect of
         accounting change ..................       (717,799)       (405,987)       (177,404)

Cumulative effect of accounting change
   on years prior to June 30, 1994 (Note 18)            --              --           (33,265)




       Net (Loss) Earnings ..................   $   (717,799)   $   (405,987)   $   (210,669)


Primary Net (Loss) Earnings per Share:
  Net (loss) earnings before
   cumulative effect of accounting
    change ..................................   $       (.13)   $       (.07)   $       (.03)

  Cumulative effect of accounting change ....           --              --              (.01)


       Net (Loss) Earnings ..................   $       (.13)   $       (.07)   $       (.04)


Weighted Average Number of Common Shares
  Outstanding (Notes 1(h), 11 and 13) .......      5,530,661       5,449,993       5,277,981


     The accompanying notes are an integral part of the consolidated financial statements.

                            W W CAPITAL CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                    Years Ended June 30, 1996, 1995 and 1994


                                             Common Stock                 Capital                                   Total
                                             Number of        Par        In Excess      Retained       Treasury   Stockholders'
                                              Shares         Value     of Par Value     Earnings         Stock      Equity

Balance at June 30, 1993 ..............     5,056,060   $    50,560   $ 3,029,092    $   418,196    $   (45,781)   $ 3,452,067
Sale of 43,000 shares of treasury stock          --            --            --             --           26,875         26,875
Issuance of common stock for purchase
   of assets of Wholesale Pump and
   Supply, Inc. .......................       250,000         2,500       142,500           --             --          145,000

Issuance of common stock for cash .....        75,000           750        74,250           --             --           75,000
Issuance of common stock as payment of
   notes payable to stockholders
   (Notes 2 and 7) ....................        38,055           381        37,674           --             --           38,055
Merger expense relating to acquisition
   of Eagle Enterprises, Inc. .........          --            --         (50,000)          --             --          (50,000)
Net (loss) year ended June 30, 1994 ...          --            --            --         (210,669)          --         (210,669)

Balance at June 30, 1994 ..............     5,419,115        54,191     3,233,516        207,527        (18,906)     3,476,328
Issuance of common stock for cash .....        30,000           300        29,700           --             --           30,000
Issuance of common stock for product
   development rights .................        35,000           350        19,338           --             --           19,688
Conversion of preferred stock .........        11,328           113          (113)          --             --             --
Issuance of common stock as payment
   of finders fee .....................        35,218           352        21,658           --             --           22,010
Net (loss) for year ended June 30, 1995          --            --            --         (405,987)          --         (405,987)

Balance at June 30, 1995 ..............     5,530,661        55,306     3,304,099       (198,460)       (18,906)     3,142,039

Net (loss) for year ended June 30, 1996          --            --            --         (717,799)          --         (717,799)

Balance at June 30, 1996 ..............     5,530,661   $    55,306   $ 3,304,099    $  (916,259)   $    18,906    $ 2,424,240




     The accompanying notes are an integral part of the consolidated financial statements.

                           W W CAPITAL CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Years Ended June 30,
                                                          _________________

                                                    1996          1995      1994
                                                   ________     ________ ________

Cash flows from operating activities:
Supplemental schedule of noncash investing
  and financing activities:
    Acquisition of equipment under capital
      lease obligation ..........................   $   --     $ 31,597   $   --
    Increase in covenant not to compete .........       --         --       36,000
    Issuance of stock to acquire equipment
      and marketing rights ......................       --       19,688       --
    Installment loans to acquire property
      and equipment .............................     28,000    124,113     53,277
    Issuance of 250,000 shares of stock to
      acquire assets of Wholesale Pump and
      Supply, Inc. ..............................       --         --      145,000
    Issuance of 38,055 shares of stock as
      payment of notes payable stockholders .....       --         --       38,055
    Refinance of note payable to stockholder
     with a bank ................................       --         --      119,847
    Increase acquisition costs of Eagle
      Enterprises, Inc. .........................       --         --       50,000
    Issuance of stock as finders fee ............       --       22,010       --

    Sale of Grand County real estate:
      Receipt of note receivable ................       --      440,218       --
      Payoff of note payable ....................       --      241,170       --
    Conversion of account payable to note payable     51,224       --         --

    Conversion of account and note receivable to
      notes receivable ..........................    135,000     25,000       --


                           (Continued on Next Page)

                           W W CAPITAL CORPORATION


                                              Years Ended June 30,
                                                 ___________
                                           1996          1995        1994
                                         ________      ________    ________
Supplemental disclosures of cash flow
  information:
    Cash paid during the year for:
      Interest ......................   $  400,213   $  364,391   $283,918
      Income taxes ..................   $    1,650   $   --       $    924


     The accompanying notes are an integral part of the consolidated financial statements.

                           W W CAPITAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                June 30, 1996


(1) Summary of Significant Accounting Policies

          (a) Organization and Operations W-W Capital Corporation (the Company), was originally incorporated in the State of Colorado on September 23, 1987 and reincorporated in Nevada on December 15, 1989, for the purpose of acquiring or completing a merger with another company. Effective August 16, 1988, the Company entered into a common stock exchange agreement with W-W Manufacturing Co., Inc. (W-W) whereby the Company transferred 100% of its net assets to W-W and issued 160,000,000 shares of its common stock to the existing stockholders of W-W in exchange for 100% of the outstanding common stock of W-W. As a result, the Company became the parent of W-W. W-W was incorporated in the State of Kansas on October 18, 1961 and is engaged in the manufacture, distribution and sale of a wide range of livestock confinement and handling equipment at its Dodge City, Kansas, plant.

          In December, 1991, the Company acquired Titan Industries, Inc. (Titan), a Nebraska corporation, in a business combination accounted for as a pooling of interests. Titan is engaged in the processing, purchasing and distribution of water well supplies. Titan became a wholly- owned subsidiary of the Company through the exchange of 1,600,000 shares of the Company's common stock for all of the outstanding stock of Titan.

          On October 26, 1992, the Company acquired Eagle Enterprises, Inc. (Eagle), a Tennessee Corporation, effective September 1, 1992. The acquisition was accounted for as a purchase and, accordingly, assets and liabilities were recorded at their fair values as of the date of the acquisition, and the results of operations of Eagle are included in the accompanying consolidated financial statements since the date of acquisition. The merger agreement provided that the Company issue 325,000 shares of its common stock in exchange for all of the outstanding stock of Eagle. At its Livingston, Tennessee plant, Eagle produces livestock handling equipment and confinement equipment.

          On October 15, 1993, the Company acquired various assets of Wholesale Pump and Supply, Inc. (Wholesale) of Oklahoma City, Oklahoma by issuing 250,000 shares of common stock. The acquisition was accounted for as purchase and accordingly, assets were recorded at their fair values as of the date of acquisition and the results of Wholesale are included in the accompanying consolidated financial statements since the date of acquisition. Wholesale operates as a division of Titan.

          (b) Policy of Consolidation The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, W-W, Titan and Eagle.

          (c) Inventories Inventories of raw materials, work-in-process and finished goods are stated at the lower of cost (first-in, first-out (FIFO) method) or market value. For manufactured finished goods and work in process, production costs have been included in the value.

          (d) Property and equipment Property and equipment are recorded at cost. Depreciation is computed using various depreciation methods based on the estimated useful lives of the respective assets. Maintenance and repairs are charged to expense as incurred; renewals and betterments are capitalized. Upon sale or disposition of properties, the asset account is relieved of the cost of the property and the accumulated depreciation account is charged with depreciation taken prior to the sale. Any resultant gain or loss is credited or charged to operations.

                           W W CAPITAL CORPORATION

                                June 30, 1996


(1) Summary of Significant Accounting Policies, Continued

          (e) Real Estate Held for Sale Real estate held for sale is stated at the lower of cost or net realizable value. The Company capitalizes the carrying cost as part of it's value in real estate held for sale.

          (f) Loan Acquisition Costs Loan acquisition costs represent costs incurred to obtain certain of the Company's long-term debt (Note 7). Such costs have been capitalized and are being amortized over the terms of the related notes payable.

          (g) Income Taxes Income tax expense is based upon operations as reported for financial statement purposes. Such amount differs from the amount as reflected on the Company's income tax returns because certain items are reported for income tax purposes in periods different from those in which they are reported in the financial statements. If applicable, the tax effects of these timing differences are reflected as deferred income taxes (Note 10).

          Tax credits are accounted for on the flow-through method as a reduction of the provision for Federal income taxes in the year the credits are realized.

          (h) Primary Net Earnings per Share Primary net earnings per share have been computed using the weighted average number of shares of common stock outstanding, plus exercisable stock options during the applicable years. Primary earnings per share for 1996, 1995 and 1994 excluded stock options because the effect of such inclusion would be antidilutive.

          (i) Cash and Cash Equivalents For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

          (j) Construction Period Interest Interest expense incurred during the construction of fixed assets has been capitalized as part of the cost of those assets. During the years ended June 30, 1995, the Company capitalized $12,616 in conjunction with the building of the new facility in Paxton, Nebraska.

          (k) Impairment of a Loan The Company uses the allowance method of accounting for bad debts. Individual notes are evaluated for potential impairment when payments are in arrears. Loans identified as impaired are then valued based upon the present value of estimated future cash flows, valuation of collateral, or management's judgement based upon general market conditions, historical trends or individual circumstances. The resulting value is then compared to the carrying amount. An allowance is established for any resulting deficiency in the loan value compared to the carrying amount.

          The Company recognizes the entire change in this valuation allowance as bad-debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad-debt expense that otherwise would have been reported. Interest accrued on impaired loans is recognized as interest income. Payments received are applied first to accrued interest receivable and then to principle.

                           W W CAPITAL CORPORATION

                                June 30, 1996

(1) Summary of Significant Accounting Policies, Continued

          (l) Advertising The Company expenses the cost of advertising the first time the advertising takes place, except for sales videos and show materials, which were capitalized and amortized over its expected period of future benefits of 60 and 36 months respectively.

          At June 30,1996, $20,106 of advertising was reported as assets. Advertising expense for each of the three years ended June 30, 1996 was $173,782, $112,006 and $112,432 respectively.

          (m) Accounting for Stock-Based Compensation The Company will adopt Statement of Financial Standards No. 123, Accounting for Stock-Based Compensation during the year ended June 30, 1997. The Company does not anticipate this statement to have a material effect on the financial statements. It is the Company's intent to disclose and show pro forma effects on the financial statements.

          (n) Impairment of Long-Lived Assets

          The Company determined that the marketing rights for the animal hospital bed, in its livestock equipment handling segment, was impaired after estimating the present value of expected gross profit from future sales as compared to the net book value. The Company wrote down the intangible asset by $38,557 through a charge to cost of goods sold.

          (o) Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          (p) Going Concern

          The Company has suffered recurring operating losses, has a accumulated deficit of $916,259 at June 30, 1996 and has little remaining credit available on two of the three subsidiary's lines of credit. In addition, as described in Note 7, the Company is in default on some of its long term debt. The bank has indicated a willingness to grant a waiver of the net worth requirements if the Company meets certain conditions. These factors indicate that the Company may be unable to continue as a going concern.

          Management has and is taking the following steps to insure it can meet its obligations as they come due. The livestock segment traditionally has shown an overall profit as a segment. With past years decline in beef prices, drought conditions in three of the largest market areas of the segment, and record high grain prices the market for traditional cattle equipment was non- existent. The Company has taken steps to broaden its line with products that will sell in down market conditions. The Company felt to stay competitive in the short- and long-term markets the product mix had to be changed allowing for faster turnover of lower priced products.

          The Company is reviewing ways to reduce cost at all levels of the Company. With successfully centralizing accounting to the Corporate headquarters and realizing that not all the present office space will be needed, the Company is looking at relocation to less space at a lower cost. All other overhead cost are being reviewed and the Board will be taking steps to reduce costs where applicable and necessary.

                           W W CAPITAL CORPORATION

                                June 30, 1996

(1) Summary of Significant Accounting Policies, Continued

          (p) Going Concern

          The Company has found a new supplier of steel which will reduce steel cost by approximately 10%. Benefit from this will not be realized until the second half of fiscal 1997. Labor efficiencies are being reviewed and new ways of production are being looked at to reduce cost. A new wash and paint system has been put in place allowing for less overall paint cost and an improved finished product. With market conditions improving, sales on the upturn and lower material costs, the Company feels the livestock segment will return to overall profitability in fiscal 1997.

          Eagle Enterprises, located in the eastern market is presently being reviewed to determine the best use of this facility. The Company's cost and break-even has been reduced, but with the downturn in the market and sales the Company has not been able to feel the effect of this improvement. It is anticipated that with the introduction of new product sales and market conditions improving that Eagle should at least break-even and even have a chance to be profitable.

          The Company has been negotiating on development of its 95 acres in Texas. There is presently two developers interested in joint venturing with the Company in development of this land. Management feels that agreements can be reached with one of these developers and the project can be started after the holiday season. It is anticipated from preliminary studies that the Company will generate significant cash flow and profits from this project. The cash received from this project will be used to fund operations and mostly reduce debt obligations.

                           W W CAPITAL CORPORATION

                                June 30, 1996

     (2) Related Party Transactions As of June 30, 1996 and 1995, the Company had various notes receivable due from stockholders and certain affiliated entities. The outstanding balances of such receivables at June 30, 1996 and 1995 and interest income recorded for each of the years in the three-year period ended June 30, 1996 are described in Note 4.

     The Company has entered into month to month lease agreement with Mr. Webster in connection with the Company's leasing of land, and buildings used in its operations (Note 12). During the years ended June 30, 1996, 1995 and 1994, rental expense incurred for leasing of the aforementioned property amounted to $60,000, for each year (see Note 4).

     Effective February 1, 1994, certain of the former stockholders of Titan agreed to accept 38,055 shares of the Company's common stock as payment of notes payable and accrued interest due them totaling $38,055.

     On January 24, 1994 Eagle agreed to become a co-borrower with its former stockholder's to refinance a note which the former stockholder prior borrowings had been loaned to Eagle. The new note was equal to the amount Eagle owed the former stockholder under an interest bearing note.

     As discussed in Note 7, the Company has notes payable to various stockholders of the Company.

     On October 26, 1992, as discussed in Note 12, W-W and Eagle entered into exclusive sales and marketing agency agreements with Agri-Sales Associates (Agri-Sales) whose major stockholder was (Jerry R. Bellar) the former majority stockholder of Eagle and a current stockholder of the Company. On April 18, 1994, W-W and Eagle sent written notice to Agri-Sales, notifying them, pursuant to the provisions of the agreements, W-W and Eagle were going to cancel the agreements at the end of the initial two year term. The Company paid or accrued approximately $14,673, $234,586, and $1,085,646 in commissions to Agri-Sales during the years ended June 30, 1996, 1995 and 1994, respectively. At June 30, 1996 and 1995, the Company owed Agri-Sales approximately $180,000 and $165,327 in accrued commissions, while Agri-Sales and/or Bellar owed the Company approximately $132,221 and $110,114 at June 30, 1996 and 1995, including amounts due under the indemnification agreement relating to the March Group as discussed in Note 16. Jerry Bellar is obligated to indemnify the Company for undisclosed liabilities after applying a $10,000 deductible.

     In accordance with its Articles of Incorporation and Bylaws, the Company is required to indemnify its officers and directors for amounts paid for defense of certain legal proceedings. During the years ended June 30, 1994, the Company incurred $57,566 in legal expenses pursuant to such indemnification provision for current and former officers and directors of the Company. These legal expenses were related to the Securities and Exchange Commission private investigation which was concluded in 1994.

     The Company has entered into the transactions with related parties as disclosed above during the three- year period ended June 30, 1996. The Company has not attempted to determine whether any or all of such transactions have been consummated on terms equivalent to those that would have prevailed in arm's length transactions.

                           W W CAPITAL CORPORATION


                              June 30, 1996

(3) Inventories
    At June 30, 1996 and 1995,
     inventories consisted of the following:
                                                            June 30,
                                             _______________________________
                                                 1996              1995
                                               ________          ________
Raw Materials .                              $  422,774        $  417,094
Work-in-Process                                 206,200           206,817
Finished Goods                                2,798,534         2,827,991
                                              ---------         ---------
                                             $3,427,508        $3,451,902
                                             ==========        ==========

(4) Notes Receivable
    A summary of the notes receivable at June 30, 1996 and 1995 is as follows.

     (a) Notes Receivable - Stockholders At June 30, 1996 and 1995, notes receivable due from stockholders consisted of the following:

                                                            June 30,
                                             _______________________________
                                                 1996              1995
                                               ________          ________

        Notes receivable - stockholders     $   34,869         $   58,179

        Less current portion                   (25,497)           (23,310)
                                               -------            -------

                                            $    9,372         $   34,869
                                            ==========         ==========




     Effective June 30, 1988, Millard T. Webster and Mickey J. Winfrey, stockholders and officers of the Company, and Terry L. Webster, stockholder of the Company, executed three individual notes totaling $175,000 payable to the Company in monthly installments of $2,300, including interest at 9% per annum with final payment in November, 1997. The Company had entered into a lease agreement (Note 12) with Murle F. Webster for the Company's Dodge City, Kansas, manufacturing plant at a monthly rent of $5,000. Murle F. Webster, as lessor, has executed an assignment of $2,300 of the $5,000 monthly rent back to the Company. The $2,300 monthly assignment is being applied by the Company to the debt owed by the three aforementioned individuals. The Company recorded interest income applicable to the above note amounting to $4,290, $6,326, and $8,271 during the years ended June 30, 1996, 1995 and 1994, respectively.

     (b) Notes Receivable - Other Affiliated Entity At June 30, 1996 and 1995, notes receivable due from other affiliated entity consisted of the following:


                                                            June 30,
                                             _______________________________
                                                 1996              1995
                                               ________          ________
W-W Land & Cattle, (Land & Cattle), a partner-
ship owned by certain of the Company's
stockholders;  interest payable annually
at 9.6%; principal due on demand*              $ 23,028        $  23,028


 Less allowance for doubtful accounts            (7,418)            -
                                               $ 15,610        $  23,028



     *The above notes are classified as non-current due to uncertainty as to the timing of collection.

                           W W CAPITAL CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                June 30, 1996

          (4) Notes Receivable, Continued During the years ended June 30, 1996, 1995 and 1994, the Company recorded interest income other affiliated entity of $2,072, $2,152 and $2,182 respectively, Land & Cattle has not paid accrued interest in three years.

          (c) Notes Receivable - Other At June 30, 1996 and 1995, other notes receivable consisted of the following:


                                                                    June 30,
                                                             ______________________
                                                            1996              1995
                                                          ________          ________

  Daniel L. Hahn and Helene D. Linder,  4.0% for the
  period December 15, 1994, through December 15,
  1995, then New York prime plus 2.0% (maximum
  of  11.0%) due December 15, 1999, secured
  by deed of trust subject to provision for partial
  release of portions of subject property by paying
  50% of the net proceeds of sales.                       $    -     $  440,218

  Unsecured note receivable, from former employee,
  interest at 9%, semi-monthly principal and
  interest payments of $400*                                19,753       20,841

  R.S.B.P., Inc, 10% principal and interest
   due December 1, 1996, secured by a trust deed.          135,000            -

  Western Rodeo, 12%, due July 16, 1996
  secured by equipment.                                      9,513       25,000

  Haggard Drilling, Inc., 12%, secured by equip-
  ment, inventory and accounts receivable,
  payable in monthly installments of $2,000              -   48,220
                                                            164,266     534,279
        Less allowance for doubtful accounts                (10,535)          -
                                                            153,731     534,279
        Less current portion                               (144,513)    (25,000)

                                                         $    9,218   $ 509,279


     * The above note is classified as non-current due to uncertainty as to the timing of collection.

     The Haggard Drilling, Inc. note receivable and trade accounts receivable was converted into a new note due from R.S.B.P., Inc.

          (d) Loan Impairment At June 30, 1996 and 1995, the Company identified $42,781 and $48,220 respectively as impaired loans. At June 30, 1996, an allowance for credit loss was computed in the amount of $17,923, applicable to impaired loans of $42,781. At June 30, 1995, no allowance for credit loss was provided. During the year ended June 30, 1996, the Company accrued interest income of $3,500 on identified impaired loans. During the year ended June 30, 1996, the Company received interest of $111 on these impaired loans

                           W W CAPITAL CORPORATION

                                June 30, 1996

          (4) Notes Receivable, Continued The following is the change in the allowance for losses for notes receivable, other affiliated entities and former employee for the year ended June 30, 1996.

   Balance, Beginning of Year                $           -

            Additions                               17,923
            Direct write-downs                           -
                                                   ________

          Balance, End of Year                     $17,923
                                                   =======



     (5) Property Plant and Equipment At June 30, 1996 and 1995, property plant and equipment consisted of the following:

                                                                 June 30,
                                             `              ___________________
                                            Useful Lives        1996           1995
                                         ________________    _________      ________
    Land and improvements                                 $    94,840   $     94,840
    Building and improvements            30 yrs - 40 yrs    1,596,930      1,587,040
    Leasehold improvements                 3 yrs - 7 yrs      207,912        183,960
    Machinery and equipment                5 yrs - 7 yrs    1,673,694      1,549,460
    Furniture and fixtures and data
    processing                             5 yrs - 7 yrs      351,887        325,801
    Automobiles and trucks                 3 yrs - 7 yrs      574,347        550,493
    Construction in progress                                    3,822         35,673
                                                            4,503,432      4,327,267
    Less accumulated depreciation and amortization         (1,901,838)    (1,525,737)

         (6) Investment in Real Estate On December 15, 1994, the Company sold its Grand County real estate for an adjusted price of $1,090,216 and recognized a loss of $195,598 on this transaction. The Grand County property was acquired under an asset exchange agreement with Apex Realty Investments, Inc. (Apex), a company wholly-owned by Nicholas L. Scheidt, a stockholder and former member of the Board of Directors of the Company. The Company received net cash of $374,606 after closing costs and paying off a mortgage in the amount of $241,170 against the property. Additionally, the buyers entered into a five year mortgage payable to the Company for the remaining balance of $440,218. This note was paid in full in February 1996.

          On October 25, 1990, the Company acquired 95 acres of undeveloped real estate located in Johnson County, Texas, from Apex in exchange for 40,000 shares of the Company's newly issued Series B, $10.00 par value preferred stock and cash. An independent MAI appraisal dated July 1, 1991, estimated the fair market value of the property to be $215,000 without regard to the value of minerals or sand contained on the site. In May, 1988, an engineering report was prepared based upon a subsurface investigation of the 95-acre tract which estimated the total quantity of soils classified as sand to be 1,499,000 cubic yards. The Company had estimated the fair value of the sand at approximately $390,000.

          On August 11, 1995, the Company listed the 95 acres for sale for $400,000. At June 30, 1995, the Company wrote down the value of this real estate to its estimated net realizable value of $373,960, recognizing an unrealized loss of $75,000.



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                June 30, 1996
(7)   Notes Payable
   (a)  Revolving Credit Facilities

     At June 30, 1996 and 1995, revolving credit facilities consisted of the following:


                                                                              June 30,
                                                                       ______________________
                                                                      1996              1995
                                                                   ________          ________

        $750,000 revolving credit note,
          interest at bank's prime, plus .75% in 1996,  1.25%
          in 1995 (10.50% and 11.75 % at June 30, 1996 and
          1995), interest payable monthly, due December 15,
          1996 (W-W)                                              $   750,000    $   580,254

        $850,000 revolving credit note interest at banks
          prime, plus .75% in 1996 and  1.25% in 1995
          (10.50% and 11.75% at June 30, 1996 and 1995),
          interest payable monthly, due December 15, 1996
          (Titan)                                                   $ 740,000        681,000

        $250,000 in 1996, and $450,000 in 1995,  revolving
          credit note interest at bank's prime, plus 1.50%
          (11.25% and 12.00% at June 30, 1996, and 1995),
          interest payable monthly, due December 15,
          1996 (Eagle)                                                244,000        401,359
          ----                                                        -------        -------

                                                                  $ 1,734,000    $ 1,662,613
                                                                  ===========    ===========

                                                                 Weighted
                              Maximum             Average        Average
                Weighted      Amount              Amount         Interest
                Average       Outstanding         Outstanding    Rate
Year Ended      Interest      During the          During the     During the
  June 30,      Rate          Year                Year (1)       Year (2)
  -----------------------------------------------------------------------
    1996        10.75%        $1,861,613          $1,751,839    11.80%
    1995        11.83%        $1,662,613          $1,623,527    11.24%
    1994        10.67%        $1,551,358          $1,240,562    10.13%

          (1) Determined by multiplying days outstanding by principal and dividing by total days outstanding in the fiscal year.

          (2)  Determined  by  dividing   interest  expense  by  average  amount
     outstanding during the year.

          All of the above notes are secured by deeds of trust on real estate, property and equipment, vehicles, inventory, accounts receivable, and contract rights. The revolving credit agreements provide that outstanding indebtedness cannot exceed the sum of 80% of the eligible receivables, plus 50% of raw materials and finished goods.

                           W W CAPITAL CORPORATION

                                June 30, 1996

(7)  Notes   Payable,   Continued

     (b) Notes Payable - Financial Institutions and Other Entities As of June 30, 1996 and 1995, notes payable to financial institutions and other entities consisted of the following:

                                                                           June 30,
                                                                      1996           1995

          Revolving,  Equipment,  ($350,000) Bank IV Kansas,
     interest at banks prime, plus 1.00% in 1996 and 1.25% in
     1995  (10.75%  and 11.75% at June 30,  1996 and 1995),
     payable in monthly principal and interest  installments
     equal to 2.50% of the out-standing principal balance,
     maturing December 15, 1996*,**                                $ 288,528       $ 324,240

          Revolving  Equipment  line,  ($600,000)  Bank IV Kansas,
     interest  at bank's  prime,  plus 1.00%  (10.75%  and
     11.50% at June 30,  1996 and 1995) payable in monthly
     principal and interest  installments  equal to 2.50% of
     the outstanding  principal balance,  maturing
     December 15,  1997*,**                                           398,644     389,443

          Installment  Notes  Payable,  interest  ranged  from
     9.77% to 12.25%, payable in monthly  principal and
     interest  payments of $1,520,  secured by equipment.             43,781         24,007

          Note payable, to the City of Dodge City,
     interest at 5.25%,  quarterly principal and interest
     payments of $675.                                                17,554         19,277

          Note  payable,   First  American  Bank,  interest
     at  8.00%,  monthly principal and interest payments of
     $3,041,  due January 1996,  (co-borrower with Jerry Bellar,
     former stockholder of Eagle.)                                          -        75,180

          Note payable, Bank IV Kansas,  interest at 9.00%,
secured by furniture
     and  equipment,  payable in monthly  principal  and
interest  payments of  $1,126.                                        24,334         36,004

          Note payable, First American National Bank, interest
at 8.50%, secured  by real estate located in Livingston,
Tennessee, and equipment, payable in monthly  principal  and
interest  payments  of  $8,300,  due April 1998 **                   507,783         565,158

          Note   payable  to  the  City  of Livingston,
interest  at  2.00%, collateralized  by  building,  land and equipment  located in  Livingston,Tennessee, subordinated to
First American National Bank, payable in monthly  principal
and interest payments of $1,288, due May, 1999.                        43,761         58,188

                           W W CAPITAL CORPORATION

                                  June 30, 1996

(7)  Notes  Payable,  Continued

(b)  Notes  Payable  - Financial Institutions and Other Entities, Continued

                                                                           June 30,
                                                                      1996           1995
     Mortgage  payable,  First National Bank of Ogallala
interest fixed at 9.15%     for 5 years, monthly principal
and interest payments of $2,308,  secured by real estate
located in Paxton, Nebraska.*                                         216,555        223,614

       Mortgage  payable,  Keith County Economic  Develop-
ment  Corporation, interest fixed at 4.38% for 5 years monthly principal and interest payments of $949, secured by real estate
located in Paxton, Nebraska.*                                         116,903        123,020

        Mortgage payable, Bancfirst, interest at prime plus
1.50%, 9.75%  (1996), 10.50% (1995) monthly principal and
interest payments of $1,045 (1996) and $1,090 (1995), secured
by real estate located in Weatherford, Oklahoma due in 2005.           74,499         79,862

        Installment notes payable, secured by  vehicles,
payable in total monthly installments of $995, including
interest ranging from 6.99% to 10.25%                                  20,205         80,664

        Other note payable interest at 8.50% payable in semi-
monthly installments of $3,500 including interest.                     17,504              -

        Great Plains Development, Inc., interest at 5.75%
secured by equipment, accounts receivable, furniture and
fixtures.                                                             169,000              -
          Monthly principal and interest payments
          of $2,449***
                                                                    1,939,051      1,998,657
        Less current portion                                         (283,833)      (337,138)
                                                                     --------       --------
                                                                   $1,655,218     $1,661,519
                                                                   ==========     ==========


     Certain loan agreements prohibit the Company from paying cash dividends. In addition subsidiaries of the Company are required to meet certain restrictive loan covenants. As a result of these covenants approximately $1,890,000 of the Company's consolidated net assets at June 30, 1996, are considered to be restricted net assets of consolidated subsidiaries.

     *Secured by all receivables, contract rights, inventory, real estate, and machinery and equipment. **At June 30, 1996, the Company is in violation of certain loan covenants with both First American National Bank and Bank IV Kansas. The Banks have not declared the Company in default and have allowed the Company to remain in violation of these agreements. Subsequent to year end, Bank IV Kansas indicated that the Bank would grant a waiver of the net worth requirements, if the Company, among other things, would have each subsidiary guarantee the loans of its affiliates in addition to W W Capital Corporate guaranty and all revolving equipment lines are immediately frozen at current levels and repayment schedules with no new advances, with these notes rewritten into standard term notes at renewal with terms and conditions to be determined at that time. The Company has agreed to Bank IV's request.

                           W W CAPITAL CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                June 30, 1996

(7) Notes Payable, Continued

    (b) Notes Payable - Financial Institutions and Other Entities, Continued

     ***This loan requires the Company to retain/create 17 full time new jobs within an 18 month period with 60% held by those with low incomes, as defined.


     (c) Notes Payable to Related Parties At June 30, 1996 and 1995, notes payable to related parties consisted of the following:

                                                               June 30,
                                               ________________________________
                                                          1996             1995

  Notes payable, former stockholders of Titan,
  interest at 10.00%, unsecured, due on demand      $32,465             $35,125

     During the years ended June 30, 1996, 1995 and 1994, the Company incurred interest expense of $3,299 $2,679 and $11,268, respectively, on the above notes payable.

     (d) Aggregate Maturities The aggregate maturities of the notes payable to financial institutions, other entities and related parties for each of the years ending June 30, are as follows:

               June 30,
               --------
                1997                           $  316,298
                1998                            1,113,479
                1999                               74,579
                2000                               58,683
                2001                               55,491
               Later                              352,986
               Total                           $1,971,516

     (8) Capital Lease Obligation The Company is the lessee of certain equipment under capital leases expiring at various dates through 1998. The assets and liabilities under the capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are amortized over the lower of its lease term or its estimated productive life. At June 30, 1996, the equipment has original cost of $67,253 with accumulated amortization of $26,003.

     Minimum future lease payments under the capital leases at June 30, 1996, for each of the next five years and in the aggregate are as follows:

June 30,
1997                                            $ 19,096
1998                                              13,208
1999                                               1,709
2000                                                  --
Total minimum lease payments ................     34,013
Less executory costs and interest ...........     (3,806)
Present value of net minimum lease payment ..     30,207
Less current portion ........................    (15,993)
Long-term portion of capital lease obligation   $ 14,214

                           W W CAPITAL CORPORATION

                                June 30, 1996

     (9) Covenants Not to Compete On October 15, 1993, the Company acquired certain assets of Wholesale Pump & Supply. In connection with this purchase, Company entered into a covenant not to compete with the majority stockholder of Wholesale. The agreement provided that Company pay $50,000 upon closing and $1,000 per month over the next 36 months. The liability was $3,934 and $14,229, respectively, at June 30, 1996 and 1995.


     (10) Income Taxes Effective July 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method (see Note 18).


                                                        June 30,
                                                _____________________
                                              1996      1995      1994
                                             _______  _______    _______
Current ...............................   $  1,650   $   --      $   --
Deferred ..............................     15,763     14,576     (63,604)
                                            ------     ------     -------

                                            $17,41   $ 14,576    $(63,604)
                                            ======   ========    ========


     A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:

                                                        June 30,
                                                _____________________
                                              1996      1995      1994
                                             _______  _______    _______

        Federal statutory tax rate         (34.00)%       (34.00)%    (34.00)%
        State tax net of federal benefit      .16              -           -
        Capital loss and nondeductible
          write down of real estate           .17          23.51           -
        Nondeductible items                  1.56           3.16        2.30
        Change in deferred tax asset
          valuation allowance               34.10              -           -
        Other                                 .41          11.06        5.30

        Effective income tax rate             2.4%          3.73%     (26.40)%


    Deferred tax assets and liabilities consist of the following:

                                                          June 30,
                                               ________________________________
                                                  1996                  1995
                                               _________           _________
Deferred tax assets:
    Allowance for doubtful accounts ......   $  59,869             $  73,321
    Accrued salaries .....................      20,531                16,739
    Net operating loss carryforward ......     344,327               177,295
    Inventory ............................      25,518                22,949
    Other ................................        --                   5,357
                                                                       -----
      Total deferred tax assets ..........     450,245               295,661

Deferred tax liabilities:
    Depreciation of property and equipment    (211,445)             (279,896)
    Valuation allowance ..................    (238,800)                 --
                                              --------
Deferred taxes - net .....................   $    --               $  15,765
                                             =====                 =========

Current deferred tax asset ...............   $  99,814             $ 118,350
Long-term deferred tax liability .........     (99,814)             (102,585)
                                               -------              --------
                                             $    --               $  15,765
                                             =====                 =========


                           W W CAPITAL CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                June 30, 1996

     (10)  Income   Taxes,   Continued  At  June  30,  1996,   the  Company  has
approximately $1,012,725 of net operating loss available for carry forward to offset future year's taxable revenue. The loss carry forward expires at various times through the year 2011, if not utilized earlier.

     At June 30, 1996, the Company has capital loss carryforwards in the amount of $283,582 which no benefit has been recognized due to uncertainty as to realization.


     (11) Employee Benefit Plans 401(k) Plan Effective February 1, 1993, the Company established a 401(k) Saving Plan, whereby eligible employees, who have one-half year of entry service and are age 21 or older, may contribute up to 20% of their salary up to a maximum as allowed by the Internal Revenue Code. The Company may make discretionary matching contributions on the first 4% of employee contributions. Employee contributions are 100% vested, with the Company's matching contributions vesting at 25% per year after three years of service. During the year ended June 30, 1996, 1995 and 1994, the Company made $10,295, $12,350 and $9,213 in discretionary contributions to the Plan.

    Stock Options

     The Company adopted an Incentive Stock Option Plan (Incentive Plan) at its annual meeting on November 16, 1990. Under this Plan, the Board of Directors or its designated committee is authorized to grant officers and key employees options to purchase up to 950,000 shares of the Company's common stock. These options have a three-year vesting period.

     On June 8, 1990, and May 1, 1992, the Board of Directors adopted a non-qualified stock option plan for the outside directors of the Company. Under this plan, the incentive stock option plan committee is authorized to grant outside directors options to purchase up to 400,000 shares of the Company's common stock. The Company granted options to purchase up to 122,668 shares at option prices ranging from $0.5625 to $2.50 per share which are outstanding as of June 30, 1996. On July 1, 1996, the Company granted to certain directors options to purchase 30,000 shares at $0.063 per share.

    These options will expire five or ten years after issuance.

     As  of  June  30,  1996,  the  following   outstanding  stock  options  are
exercisable:

                              Number                          Number
                              of Options          Exercise   of Options
            Issue Date        Outstanding         Price    Exercisable
        November 16, 1990         30,000          $1.00      30,000
        December 14, 1990         10,000          $1.00      10,000
        May 1, 1992               25,000          $2.50      25,000
        February 26, 1993         50,000          $1.50      50,000
        July 1, 1993              26,001          $0.8125    26,001
        June 10, 1994            217,000          $0.75     144,664
        July 1, 1994              26,667          $0.75      26,667
        July 1, 1995              30,000          $0.5625    30,000
        April 5, 1996              5,000          $0.45        -
        July 1, 1996              30,000          $0.063     30,000
             -- ----              ------          ------     ------
                                 449,668                    372,332
                                 =======                    =======



                           W W CAPITAL CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                June 30, 1996

(12) Commitments and Contingencies

    Operating Leases

     The Company leases its manufacturing facility in Dodge City, Kansas, from Murle F. Webster, a stockholder (Note 2). The manufacturing facility lease required a monthly rental of $5,000 which expired in December, 1994, and has continued on a month to month basis (Note 4). The provisions of the building leases require the Company to pay insurance, property taxes and maintenance costs. The Company also leases certain office equipment under noncancelable operating lease agreements.

     On April 14, 1994, the Company entered into a 60-month office space lease. The lease provides for monthly rental payments of $3,489 escalating to $4,123 for the period beginning June 1, 1994 through May 31, 1999.

     Future minimum rental payments under operating leases as of June 30, 1996 are as follows:

    Year                 Office Space   Equipment      Vehicles       Total

    1997                 $ 45,672       $  5,381       $  18,901    $ 69,954
    1998                   49,478          5,381          18,347      73,206
    1999                   45,354          5,381           5,458      56,193
    2000                        -          2,690           4,841       7,531
    2001                        -              -               -           -
    Total minimum
     payments required   $140,504       $ 18,833        $ 47,547   $ 206,884


     Rental expense under operating leases for the years ended June 30, 1996, 1995 and 1994 amounted to $137,066, $130,989, and $116,325, respectively.

    Sales and Marketing Agency Agreement

     On October 26, 1992, W-W and Eagle entered into sales and marketing agency agreements with Agri- Sales Associates, Inc. (Agri-Sales), a related party. The agreements had an initial two-year term and may renew for a like term with the provision that either party may cancel upon 180 days written notice. On April 18, 1994, the Company notified Agri-Sales, that W-W and Eagle would not renew their Sales and Marketing Agency Agreements. The agreements provide the following commission structure by the Company which was in effect during the period October 26, 1993 through October 25, 1994:

                        W-W                       Eagle
              ___________________________________________________
                12 Month                        12 Month
                Aggregate                       Aggregate
       Cumulative Sales     Commission       Cumulative Sales    Commission
       Excluding Specials   Rate             Excluding Specials  Rate

         Less than                                Less than
        $5,500,000          10%              $4,700,000          7.50%

       $5,500,000     to                     $4,700,000     to
       $6,000,000           11%              $5,200,000          8.50%

          Greater than                          Greater than
           $6,000,000       12%              $5,200,000          9.50%

     Additionally, Agri-Sales received a commission of 5.00% on special orders initiated for W-W products (see Note 2).

                           W W CAPITAL CORPORATION

                                June 30, 1996

(12)   Commitments and Contingencies, Continued

    Long Distance Service

     The Company entered into an agreement for long distance telephone service which requires a monthly minimum of $5,000 through February 1999.

     Employment  Contract

     On May 1, 1996, the Company entered into 2 year employment with its territory sales manager which provides for an annual salary of $55,000 plus a bonus equal to .0075% of the sales increase over annual budgeted sales.

     Environmental  Remediation  Liability

     The Company has determined that a significant amount of paint located at its Tennessee facility, must be disposed of to comply with environmental regulations. The Company has estimated a range of $10,000 to $45,000 as the cost to dispose of this paint based upon managements estimate and the actual cost incurred subsequent to June 30, 1996, to dispose of the most contaminated barrels of paint. The Company has accrued $10,000 of this charge as a liability in the accompanying financial statements.


     (13) Stockholders' Equity On November 16, 1990, the Board of Directors amended the articles of incorporation to allow the Company to issue 400,000 shares of $10.00 par value preferred stock in one or more series. The Board of Directors have the right to: fix the number of shares in any such series, alter or determine the rights, preferences, privileges, limitations and restrictions granted to any wholly unissued series of preferred stock. All then outstanding preferred stock was converted into common stock in October 1992.

     (14) Segmented Information and Reconciliation The Company's operations are classified into principal industry segments; W-W and Eagle which manufacture and distribute livestock handling equipment, and Titan which processes and distributes water well and environmental supplies. Following is a summary of segmented information for each of three years in the period ended June 30, 1996:


                                                        Years Ended June 30,
                                                   1996            1995            1994
                                            ____________   ____________    ____________
     Net Sales:
   Livestock handling equipment ........   $  7,522,417    $  8,870,970    $ 11,369,826
   Water well and environmental supplies      6,989,817       6,692,491       5,289,310
                                              ---------       ---------       ---------
Total Net Sales ........................   $ 14,512,234    $ 15,563,461    $ 16,659,136
                                           ============    ============    ============
Operating Earnings:
   Livestock handling equipment ........   $   (262,647)   $    512,094    $    249,589
   Water well and environmental supplies        473,133         321,790         451,281
                                                -------         -------         -------
Total Operating Earnings ...............        210,486         833,884         700,870
    Corporate and Other (1) ................   (928,285)     (1,239,871)       (878,274)
                        --                     --------      ----------        --------
(Loss) earnings before income taxes,
 and cumulative effect of
 accounting change .....................   $   (717,799)   $   (405,987)   $   (177,404)
                                           ============    ============    ============
Identifiable Assets:
   Livestock handling equipment ........   $  3,866,469    $  4,086,651    $  4,326,768
   Water well and environmental supplies      4,438,397       4,324,658       3,288,575
                                              ---------       ---------       ---------
                                              8,304,866       8,411,309       7,615,343
   General corporate assets (2) ........        589,042       1,136,208       1,925,095
                            --                  -------       ---------       ---------

  Total assets as reported in
  accompanying consolidated
   balance sheets ......................   $  8,893,908    $  9,547,517    $  9,540,438
                                           ============    ============    ============

                                                                                                       W W CAPITAL CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                June 30, 1996

(14) Segmented Information and Reconciliation, Continued


                                                   Years Ended June 30,
                                               1996       1995       1994
                                            ________   ________    _______

     Capital Expenditures:
   Livestock handling equipmen ..........   $164,150   $213,440   $356,529
   Water well and environmental supplies      72,688    578,796    318,181
   Corporate ............................      3,221     54,685     41,603
                                               -----     ------     ------
Total Capital Expenditures ..............   $240,059   $846,921   $716,313
                                            ========   ========   ========
Depreciation and amortization:
 Livestock handling equipment ...........   $287,238   $292,199   $252,944
   Water well  and environmental supplies    123,691    121,331     99,584
   Corporate ............................     33,724     35,715     75,673
                                              ------     ------     ------
Total Depreciation and amortization .....   $444,653   $449,245   $428,201
                                            ========   ========   ========

     (1) Corporate and other includes corporate general and administrative expenses, net interest expense and other nonoperating income and expense items.

     (2) General corporate assets are principally notes receivable and real estate held for sale.


     (15)  Major   Customer  and  Sales   Agency   Agreement

     Agri-sales sold approximately 17% and 90% of the Company's net sales under the Sales and Marketing Agency Agreement described in Note 12 during the years ended June 30, 1995 and 1994 respectively. These sales are attributable to the livestock handling equipment segment of the Company. No customer accounted for more than 10% of total net sales during each of the three years in the period ended June 30, 1996.

     (16) Litigation

     In April, 1994, W-W Manufacturing and Eagle sent written notice to Agri-Sales that the Companies would not renew their sales and marketing agency agreement with Agri-Sales when the two year initial contract term expired on October 26, 1994. Agri-Sales informed the Company that under the contract, W-W Manufacturing and Eagle can not terminate the sales and marketing agreement until May 26, 1995. On October 5, 1994, the Company filed a lawsuit in the Sixteenth Judicial District, Ford County, Kansas, asking the Court for declaratory judgement and a preliminary injunction against Agri-Sales to resolve the issue. On October 10, 1994, Agri-Sales filed an answer and made application for a temporary injunction against the Company. On October 20, 1994, the District Judge denied Agri-Sales application for a temporary injunction against the Company. Additionally, Agri-Sales has filed a counter claim for relief estimating damages of $500,000 to $600,000 for the commissions Agri- Sales would have earned for the period October 26, 1994 to April 26, 1995, (the date Agri-Sales contends that the contract will expire) and actual damages of $475,206. Management is confident the court will decide that the contracts did expire on October 26, 1994 and the actual amounts due Agri- Sales based upon the Company's calculation, which had been recorded in the accompanying financial statements, are substantially less than the amounts claimed. This case is in discovery and the Company's legal counsel is unable to express and opinion on the outcome of this case. The Company has been negotiating with Agri-Sales to settle this lawsuit. The Company has offered to pay $180,000, with $30,000 due upon final settlement of The March Group, Inc. law suit discussed below with the remaining balance payable in semi-annual payments of $25,000 until paid in-full, with zero interest.

     On December 22, 1992, The March Group, Inc. (The March Group) filed a lawsuit against Eagle and its former shareholders, Jerry R. Bellar (Bellar) and James Buford (Buford). The March Group alleges that Eagle, Bellar and Buford breached a listing contract to sell Eagle and has requested damages of $169,596 (Count I). The March Group has also sued the Company for breach of a separate agreement which the Company had made with The March Group promising to direct all inquiries it had regarding the purchase of Eagle through The March Group and is seeking damages of $169,596 (Count II). Additionally, The March Group is requesting damages against Eagle, Bellar and the Company under a specific Tennessee statute which would allow The March Group three times its proven actual W W CAPITAL CORPORATION

                                June 30, 1996

(16) Litigation, Continued

    damages of $508,788 (Count III).

     On May 6, 1994, the Chancery Court, for the State of Tennessee, entered an order requiring Eagle to pay the March Group $169,596 under Count I and ruled in favor of defendants on Counts II and III. On June 7, 1995 the court of appeals reversed the decision that Eagle had to pay $169,596. The case (Count I) has been remanded back to trial court for trial. The court of appeals affirmed the decision of the trial court on Count II and III in favor or the Company. After the Court of Appeals decision, Eagle filed an application for review to the Tennessee Supreme Court asking it to reconsider the Court of Appeals decision rejecting Eagle's claim that plaintiff violated the Tennessee Real Estate Broker Licensing Act, thus forfeiting any fee under the listing contract. Trial of the remanded case to the trial court will not begin until such time as the Tennessee Supreme Court has decided whether to grant Eagle's application for review. To date, the Tennessee Supreme Court has not issued its decision.

     At the closing of the sale of Eagle, the Company agreed to pay $50,000 of the projected fee due the March Group under its listing agreement, which is recorded in the financial statements. Under the terms of the Eagle sale agreement, Bellar agreed to indemnify the Company for undisclosed liabilities after applying a $10,000 deductible. Bellar has acknowledged that his indemnification obligations require him to pay Eagle for all damages in excess of $50,000 awarded to the March Group under Count I. The remaining amount due the March Group ($119,596) and the receivable from Bellar have not been recorded on the financial statements.

     Eagle was a defendant in a lawsuit filed by Liberty Metal Fabrications, Limited (Liberty Metals) in the State of Kentucky. The claims against Eagle relate prior to the acquisition of Eagle (October 26, 1992) by the Company. Liberty Metals was claiming approximately $91,000 from Eagle. The Company settled the claim by paying $18,000 and returning certain equipment to Liberty Metals.

     Additionally, it is Management's opinion that any amounts paid to Liberty Metals, against Eagle, that Eagle would be indemnified by Bellar. It was indicated during the purchase of Eagle that Eagle's exposure in the Liberty Metals case was "at worst a wash-out". Bellar denies that the Liberty Metal case is covered under the indemnification agreement.

     Daniel R. Beaton and Rocky Mountain Realty, Inc ("Beaton") has filed a law suit in the District Court, County of Adams, State of Colorado against W W Capital Corporation. Beaton is asserting a claim against the Company for a claimed real estate commission in the amount of $87,218 plus interest and attorney fees due from the Company's sale of certain real property located in Grand County Colorado, pursuant to a listing agreement. The Company settled this lawsuit by paying Beaton $3,500.

(17) Significant Group Concentrations of Credit Risk

     The Company's business activity is in two industry segments, livestock handling equipment and water well and environmental supplies. W-W and Eagle's livestock handling equipment customers are principally resalers and are primarily located in the midwest, Tennessee and Georgia, while Titan's water well supply customers are principally located in the states of Nebraska Oklahoma and Kansas. At June 30, 1996, W-W and Eagle's accounts receivable totalled $678,216 and Titan's totalled $1,328,406.

     The Company and its subsidiaries maintain cash balances at several financial institutions located in the states of Colorado, Kansas, Nebraska and Tennessee. Accounts at each institution are insured by the Federal Deposit Insurance Corporation for up to $100,000. A June 30, 1996, bank balances exceeded the $100,000 insured limit by $39,218.

(18) Change in Accounting Principle

     The Company adopted, effective July 1, 1993, Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting For Income Taxes", issued in February 1992. Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference W W CAPITAL CORPORATION

                                June 30, 1996

(18) Change in Accounting Principle, Continued

     between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rules which will be the effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are accumulated deprecation and business combinations accounted for by the purchase method. A deferred tax asset is recorded for net operating losses being carried forward for tax purposes.

     The change from the deferred method to the liability method of accounts for income taxes decreased the Company's 1994 loss by $63,604, $.01 per share, before the cumulative effect of the change in accounting. Also, net losses for 1994 were decreased by $33,265, $.006 per share, by the cumulative effect of the change in accounting related to years prior to 1994 which were not restated.

(19) Fair Value of Financial Instruments

     Effective June 30, 1996, the Company adopted SFAS No. 107, which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider tax consequences of realization. The following table summarizes financial instruments by individual balance sheet accounts.

                                        Carrying       Fair
                                         Amount        Value
                                     _____________  ___________
Financial Assets:
Cash and cash equivalents ...........   $  131,022   $  131,022
Trade Receivables ...................    1,826,917    1,826,917
Current portion of notes receivable .      170,010      170,010
Long-term portion of notes receivable       34,200       34,200
 Total financial assets .............   $2,162,149   $2,162,149
Financial Liabilities:
Revolving Credit notes ..............   $1,734,000   $1,734,000
Accounts Payable ....................    2,243,753    2,243,753
Accrued interest ....................       13,344       13,344
Long-term debt (including amounts due
 within one year) ...................    1,939,051    1,876,820
Capital Leases ......................       30,207       29,156
Covenant not to compete .............        3,934        3,934
Notes payable to related parties ....       32,465       32,465
 Total financial liabilities ........   $5,996,754   $5,933,472

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     a) Cash and cash equivalents: the carrying amount reported in the balance sheet for cash and cash equivalents approximated its fair value.

     b) Notes receivable: The carrying amount reported in the balance sheet for notes receivable approximated its fair value.

     c) Revolving credit notes: The carrying amount of revolving credit notes approximated fair value.

     d) Long-term debt: The fair value was estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
W W Capital Corporation


     We have audited the accompanying consolidated balance sheets of W W Capital Corporation as of June 30, 1996 and 1995 and for each of the three years in the period ended June 30, 1996 and have issued our report thereon dated October 15, 1996. Our audits also included the financial statement schedules of W W Capital Corporation, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





                                        MILLER AND McCOLLOM
                                        Certified Public Accountants



Denver, Colorado
October 15, 1996

                           W W CAPITAL CORPORATION

          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                                BALANCE SHEETS

                                                                     June 30,
                                                            _________________________
                                                                    1996           1995
                                                            ____________    ___________
                                     ASSETS
Current Assets:
  Cash ...................................................   $     6,715    $     3,139

  Accounts receivable, related party .....................       132,221        100,114

  Accounts receivable, other .............................          --           19,256
  Deferred taxes .........................................        99,814        118,348

       Total Current Assets ..............................       238,750        240,857

Property and Equipment, net of accumulated
  depreciation of $82,276 in 1996 and $50,530
  in 1995 ................................................        64,060         92,585

Other Assets:
  Real estate held for sale ..............................       379,414        373,960
  Notes receivable .......................................          --          440,219
  Investment in wholly owned subsidiaries ................     2,121,348      2,350,981
  Other assets ...........................................         5,274          7,547

       TOTAL ASSETS ......................................   $ 2,808,846    $ 3,506,149


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                  LIABILITIES
Current Liabilities:
  Accounts payable .......................................   $   186,875    $   129,471
  Accrued expenses .......................................        10,885         16,100
  Amounts payable, subsidiaries ..........................        62,698         52,223
  Current portion, long-term debt ........................        11,796         17,003
  Current portion of capital lease obligation ............          --              387
       Total Current Liabilities .........................       272,254        215,184
Long-term debt ...........................................        12,538         46,341
Deferred taxes ...........................................        99,814        102,585
       Total Liabilities .................................       384,606        364,110

                              STOCKHOLDERS' EQUITY
Stockholders' Equity:
  Common stock, $0.01 par value, 15,000,000 shares
    authorized; 5,530,661 shares issued and
    outstanding at June 30, 1996 and 1995, respectively ..        55,306         55,306
  Capital in excess of par value .........................     3,304,099      3,304,099
  Preferred stock, $10.00 par value, 400,000 shares
    authorized ...........................................          --             --

 (Accumulated deficit) ...................................      (916,259)      (198,460)

                                                               2,443,146      3,160,945

  Less 20,264 shares of treasury stock at cost ...........       (18,906)       (18,906)


       TOTAL STOCKHOLDERS' EQUITY ........................     2,424,240      3,142,039


       TOTAL LIABILITIES AND STOCKHOLDERS' EQUIT .........   $ 2,808,846    $ 3,906,149

                            W W CAPITAL CORPORATION

                            STATEMENTS OF OPERATIONS

                                                         Years Ended June 30,
                                                ___________________________________
                                                     1996         1995         1994
                                               __________   __________   __________
Revenues:
  Management fee from subsidiaries ..........   $ 480,000    $ 655,093    $ 605,840


Operating Expenses:
  General and administrative ................     645,678      750,513     (757,025)
                                                  -------      -------     --------


       Operating (Loss) .....................    (165,678)     (95,420)    (151,185)
Other Income (Expense):
  Interest income ...........................       2,879        9,455        2,053

  Interest expense ..........................      (5,482)     (21,020)     (27,012)

  Realized and unrealized loss on asset sales
    and real estate held for sale ...........      (3,500)    (271,811)        --

  Other income ..............................      12,154       52,470       12,903
  Equity in subsidiary operations ...........    (542,409)     (65,085)     (77,767)
                                                 --------      -------      -------
       (Loss)  before Income Taxes ..........    (702,036)    (391,411)    (241,008)


Income Tax Expense (credit) deferred ........      15,763       14,576      (63,604)
                                                   ------       ------      -------


(Loss) Earnings before cumulative
   effect of accounting change ..............    (717,799)    (405,987)    (177,404)

Cumulative effect of accounting change
   on years prior to June 30, 1994 ..........        --           --        (33,265)
                          --- ----                                          -------




       Net (Loss) ...........................   $(717,799    $(405,987)   $(210,669)
                                                =========    =========    =========

                            W W CAPITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Years Ended June 30,
                                                 ______________________________________
                                                      1996         1995           1994
                                                  ________     ________       ________
Net cash flows (used in) provided by operating
  activities: ................................   $ (13,571)   $(224,049)     $  32,898
                                                 ---------    ---------      ---------
Cash flows from investing activities:
  Investment in subsidiaries .................    (365,000)    (150,000)       (75,000)
  Sale of real estate ........................        --        374,606           --

  Proceeds from notes receivable .............     430,219         --             --

  Purchase of equipment ......................      (3,221)     (40,654)       (41,603)

  Additions to real estate held for sale .....      (5,454)     (13,097)       (33,963)
                                                    ------      -------        -------

Net cash (used in) provided by investing
  activities .................................      56,544      170,855       (150,566)
                                                    ------      -------       --------

Cash flows from financing activities:
  Bank overdraft .............................        --          9,258         (9,258)

  Proceeds from long-term debt ...............        --         44,576         11,961
  Proceeds from issuance of common stock .....        --         30,000        101,875

  Payments on long-term debt .................     (39,010)     (26,038)       (26,742)
                                                   -------      -------        -------

  Payment on capital lease obligation ........        (387)      (1,463)        (1,087)

Net cash (used in) provided by financing
  activities .................................     (39,397)      56,333         76,749
                                                   -------       ------         ------

Net Increase (decrease) in cash ..............       3,576        3,139        (40,919)

Cash at beginning of year ....................       3,139         --           40,919
                                                     -----                      ------
Cash at end of year ..........................   $   6,715    $   3,139      $    --
                                                 =========    =========      =====

Supplemental schedule of noncash investing
  and financing activities:
    Issuance of stock to acquire equipment
      and marketing rights ...................   $    --      $  19,688      $    --
    Issuance of 250,000 shares of stock to
      acquire assets of Wholesale Pump and
      Supply, Inc. ...........................        --           --          145,000
    Issuance of 38,055 shares of stock as
      payment of notes payable stockholders ..        --           --           38,055
    Increase acquisition costs of Eagle
      Enterprises, Inc. ......................        --           --           50,000
    Issuance of stock as finders fee .........        --         22,010           --

    Sale of Grand County real estate:
      Receipt of note receivable .............        --        440,218           --
      Payoff of note payable .................        --        241,170           --

Supplemental disclosures of cash flow
  information:
    Cash paid during the year for:
      Interest ...............................   $   5,482    $  21,020      $  27,012

                            W W CAPITAL CORPORATION

                    NOTES TO CONDENSED FINANCIAL INFORMATION

                                 June 30, 1996

     (1)  Long-term Debt

        Notes payable to financial institutions were as follows:

                                                                       June 30,
                                                           __________________________
                                                                      1996       1995
                                                              ____________ __________
  Note payable, Bank IV Kansas, interest at
    9.00%, secured by furniture and equipment,
    payable in monthly principal and interest
    payments of $1,126 ........................................   $ 24,334    $ 36,004

  Installment note secured by vehicle payable
    in monthly installments of $744 including
    interest at 10.75% ........................................       --        27,340
                                                                    24,334      63,344
       Less current portion ...................................    (11,796)    (17,003)
                                                                  $ 12,538    $ 46,341

Future matures of notes payable are as follow at June 30, 1996:

               Year ended June 30,
                   1997                         $  11,796
                   1998                            12,538
                                                 $ 24,334

     (2)  Related Party Transactions

     At June 30, 1996, and 1995, Jerry R. Bellar, the former majority shareholder of Eagle and a current stockholder of the Company, owed $132,221 and $100,114 respectively under on indemnification agreement related to the Company's acquisition of Eagle.

     The following amounts related to wholly owned subsidiaries of the Company were eliminated in the consolidated financial statements of the Company but are reflected in this condensed financial statement of registrant:

        Amounts receivable (payable) at June 30:

                                                      June 30,
                                                  ____________________
                                                      1996        1995
                                                  ________    ________
W-W Manufacturing Co., Inc.                       $ 38,817    $   --
Titan Industries, Inc. ....                       (94,452)    (52,223)
Eagle Enterprises, Inc. ...                        (7,063)       --
                                                   ------
                                                 $(62,698)   $(52,223)
                                                 ========    ========

                            W W CAPITAL CORPORATION

              NOTES TO CONDENSED FINANCIAL INFORMATION, CONTINUED

                                 June 30, 1996

(2)  Related Party Transactions, Continued
        Management fee income for:


                                                    Years Ended June 30,
                                                ________________________________
                                                      1996       1995       1994
                                                  ________   ________   ________
W-W Manufacturing Co., Inc.                      $ 240,000  $ 373,664   $415,840
Titan Industries, Inc. ........................    240,000    240,000    180,000
Eagle Enterprises, Inc ........................       --       41,429     10,000
                                                 $ 480,000  $ 655,093   $605,840
                                                 =========  =========   ========



        Equity in subsidiary operations for:


                                                   Years Ended June 30,
                                         ____________________________________
                                              1996         1995         1994
                                          ________     ________     ________
W-W Manufacturing Co., Inc.             $ (432,908)   $ 131,073    $ 313,355
Titan Industries, Inc. ...............     169,914       53,369      243,529
Eagle Enterprises, Inc ...............    (279,415)    (249,527)    (634,651)
                                         $(542,409)   $ (65,085)   $ (77,767)