Form 10-Q/A
period 1996-09-30
W W CAPITAL CORP
filed 1996-11-21
CIK 831253

FORM 10-Q/a1
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For Quarterly Period Ended September 30, 1996
                                      OR
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from _______________  to __________________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days.        Yes _X_    No ___

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    Yes ___   No ___    NOT APPLICABLE _X_

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class                    Number of Shares Outstanding
   Common stock                            at November  21, 1996
   $0.01 Par Value                             5,540,661

                            W-W CAPITAL CORPORATION

                                     Index

PART I                   FINANCIAL INFORMATION               PAGE NO.

Item 1                   Balance Sheets
                         September 30, 1996 and June 30, 1996    1

                         Statements of Operations
                           Three Months Ended
                           September 30, 1996 and 1995           3

                         Statements of Cash Flows
                           Three Months Ended
                           September 30, 1996 and 1995           4

                         Notes to Financial Statements           6

Item 2                   Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                         9

PART II                  OTHER INFORMATION

Item 1                   LEGAL PROCEEDINGS                      13
Item 2                   CHANGES IN SECURITIES                  13
Item 3                   DEFAULTS UPON SENIOR SECURITIES        13
Item 4                   SUBMISSION OF MATTERS TO VOTE OF
                         SECURITY HOLDERS                       13
Item 5                   OTHER INFORMATION                      13
Item 6                   EXHIBITS AND REPORT ON FORM 8-K        13


                         SIGNATURES                             14

                          Part 1-FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
                            W-W CAPITAL CORPORATION

                                  Balance Sheet

                                                    September 30,       June 30,
                                                        1996              1996
                                                    ------------      ----------
                                                    (Unaudited)
Assets
Current assets:
  Cash ...........................................     $  160,708     $  131,022
  Trade accounts receivable ......................      2,126,501      1,970,549
  Less allowance for doubtful accounts ...........        143,632        143,632
     Net accounts receivable .....................      1,982,869      1,826,917
  Accounts receivable, other .....................         23,355         21,240
  Accounts receivable, employee ..................            346           --
  Accounts receivable, related party .............        132,221        132,221
  Inventories:
   Raw materials .................................        370,382        422,774
   Work-in-process ...............................        186,767        206,200
   Finished goods ................................      2,764,811      2,798,534
     Total inventories ...........................      3,321,960      3,427,508
  Deferred taxes .................................         99,814         99,814
  Prepaid expenses ...............................         70,016         18,567
  Current portion of notes receivable ............        168,240        170,010
     Total current assets ........................      5,959,529      5,827,299
Property and equipment, at cost ..................      4,527,937      4,503,432
  Less accumulated depreciation
  and amortization ...............................     ( 2,001,253 )  ( 1,901,838 )
     Net property and equipment ..................      2,526,684      2,601,594

Other Assets:
  Long-term notes receivable from
     stockholders, net of current portion ........          2,633          9,372
  Long-term notes receivable from
     parties, other affiliated entities
     and related net of current portion ..........         15,610         15,610
  Real Estate held for resale ....................        380,074        379,414
  Accounts and notes receivable, other ...........          9,218          9,218
  Covenant not to compete, net of
     accumulated amortization ....................          1,138          7,964
  Other assets ...................................         41,239         43,437
     Total other assets ..........................        449,912        465,015
     TOTAL ASSETS ................................     $8,936,125     $8,893,908

                          Continued on following page

                See accompanying notes to financial statements.
                            W-W CAPITAL CORPORATION
                            Balance Sheet, Continued

                                  September 30,               June 30,
                                      1996                         1996
                                      -------------------------------------
                                   (Unaudited)
Liabilities
Current Liabilities:
  Accounts Payable ...............................     $2,279,301     $2,243,753
  Revolving credit note payable to Bank ..........      1,734,000      1,734,000
  Accrued property taxes .........................         41,169         27,523
  Accrued payroll and related taxes ..............        147,305        135,842
  Accrued interest payable .......................         10,342         13,344
  Accrued commissions ............................         30,000         30,000
  Current portion of long-term payables ..........        274,539        283,833
  Current portion of notes payable to
   related parties ...............................         31,166         32,465
  Other current liabilities ......................         34,622         41,641
     Total current liabilities ...................      4,582,444      4,542,401

Other Liabilities:
  Accrued Commissions Related Party ..............        150,000        150,000
  Long-term note payable to financial
   institutions net of current portion ...........      1,616,084      1,655,218
  Deferred taxes .................................         99,814         99,814
  Other Long-term liabilities ....................         10,716         22,235
     Total other Liabilities .....................      1,876,614      1,927,267

     TOTAL LIABILITIES ...........................      6,459,058      6,469,668

Stockholders' Equity
  Common stock: $.01 par value 15,000,000
   shares authorized 5,530,661 shares
   issued and outstanding at September
   30, 1996, and June 30, 1996, respectively .....         55,306         55,306

  Capital in excess of par value .................      3,304,099      3,304,099
  Accumulated Deficit ............................      ( 863,432 )    ( 916,259 )
                                                        2,495,973      2,443,146
  Less 20,264 shares of treasury stock at
   cost ..........................................       ( 18,906 )     ( 18,906 )

     TOTAL STOCKHOLDERS' EQUITY ..................      2,477,067      2,424,240

     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY ........................     $8,936,125     $8,893,908


                See accompanying notes to financial statements.
                              W-W CAPITAL CORPORATION

                            Statements of Operations
                                   (Unaudited)

                                                   Three Months Ended
                                                      September 30,
                                    ____________________________________________
                                                  1996             1995
Net Sales .............................        $3,812,848     $4,067,632

Cost of goods sold ....................         3,053,686      3,372,234

  Gross profit ........................           759,162        695,398


Operating expenses:
  Selling expenses ....................           278,430        353,561

  General and administrative expenses .           358,035        401,224

     Total operating expenses .........           636,465        754,785


     Operating (loss) earnings ........           122,697       ( 59,387 )

Other income (expense):

  Interest income .....................            18,887         35,769

  Interest expense ....................          ( 95,305 )    ( 101,819 )

  Gain (Loss) on sale of assets .......               386           --

  Other income (expense), net .........             6,162          7,442

     Total other income (expense) .....          ( 69,870 )     ( 58,608 )


  Earnings (Loss) before income taxes .            52,827      ( 117,995 )


Provision for deferred income taxes ...               --         (23,339 )


  Net earmomgs (loss) .................        $   52,827    $  ( 94,656 )



Earnings (loss) per common share: .....        $      .01    $   (   .02 )


Weighted average number of
common shares outstanding .............         5,530,661      5,530,661

                  See accompanying notes to financial statements.


                          W-W CAPITAL CORPORATION
                          Statement of Cash Flows
                                (Unaudited)

                                                           Three Months Ended
                                                              September 30,
                                                      __________________________
                                                            1996         1995
                                                          -------     --------
Cash flows from operating activities:
  Net earnings (loss) ...............................   $  52,827    $ (94,656)

  Adjustments to reconcile net earnings to net
     cash provided by (used in) operating activities:
  Depreciation and amortization .....................     100,367      109,300

  Loss (Gain) on property and equipment .............   (     386)        --

  Interest income added to notes receivable
     - affiliates ...................................        --            347

  Deferred income taxes .............................        --       ( 23,339 )
  Other .............................................        --        ( 3,302 )

Changes in assets and liabilities:
  Accounts receivable ...............................   ( 155,952 )  ( 618,365 )
  Inventories .......................................     102,548      215,359

  Other current and non-current assets ..............    ( 52,450 )     22,013

  Accounts payable ..................................      35,548      177,847
  Accrued expenses
     and other current liabilities ..................      14,258       29,595

       Net cash (used in) provided by operating
       activities ...................................      96,760   (  185,201 )
Cash flows from investing activities:
  Increase in real estate held for sale .............     (   660 )   (    320 )
  Purchase of property and equipment ................    ( 25,205 )   ( 20,364 )

  Proceeds from other notes receivable ..............       2,347       13,200
  Proceeds from stockholders' notes receivable ......       6,161        5,591

       Net cash (used in) provided by investing
       activities ...................................     (17,357 )     (1,893 )

                        (Continued on following page)

                           W-W CAPITAL CORPORATION

                      Statement of Cash Flows, Continued
                                 (Unaudited)

                                                           Three Months Ended
                                                              September 30,
                                                      __________________________
                                                            1996         1995
                                                          -------     --------

Cash flows from financing activities:
  Proceeds from lines of credit .............        $      --       $   149,000
  Payments on notes payable to financial
     institutions and government entities ...           ( 82,574 )    (   85,542 )

  Payments on notes payable to affiliates ...          (   1,299 )          --
  Proceeds from notes payable ...............             34,156           4,700


     Net cash provided by (used in) financing
     activities .............................           ( 49,717 )        68,158


  Net (decrease)  increase in cash ..........             29,686       ( 118,936 )

  Cash at beginning of period ...............            131,022         124,458


     Cash at end of period ..................         $  160,708        $  5,522



Supplemental disclosures of cash flow
   information:
  Cash paid during the period for interest ..         $   98,307      $  105,942




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

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles for full-year financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to W W Capital Corporation's financial statements included in its Annual Report on Form 10-K for the year ended June 30, 1996. In the opinion of management, all adjustments (consisting of normal recurring accrual basis adjustments) considered necessary for a fair presentation have been reflected in the accompanying financial statements. Operating results for the three month period ended September 30, 1996, are not necessarily indicative of the result that may be expected for the year ended June 30, 1997.


NOTE 2 - NET EARNINGS PER SHARE

     The net earnings (loss) per share amount included in the accompanying statement of operations have been computed using the weighted average number of shares of common stock outstanding and the dilutive effect, if any, of common stock equivalents existing during the applicable three month periods.


NOTE 3 - RELATED PARTY TRANSACTION

     The Company has a number of related party transactions. See the footnotes to W W Capital Corporation financial statements for the year ended June 30, 1996, included in its Annual Report on Form 10-K for the nature and type of related party transactions.

     A summary of the related party transactions that effect the Company's statement of operations for the three months ended September 30, 1996, and 1995, respectively, is as follows:

                                        Three Months Ended
                                          September 30,


Transactions with
-----------------
Related Parties                        1996          1995
---------------                    -----------    -----------
Rent expense                        $  15,000    $  15,000


Interest income                     $     739    $   1,841


Interest expense                    $     801    $     878


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

(A)  Analysis of Results of Operations

     The Company has a net earning of $87,160, for the quarter ended September 30, 1996, as compared to a net loss of $94,656 in 1995.

     Net sales decreased to $ 3,812,848 for the three months ended September 30, 1996, compared to $ 4,067,632 for 1995. The following table represents actual sales by segment group.

     Sales by segment group:
                                             Three Months Ended
                                                September 30
                                                ------------
                                             1996              1995
                                             ----------------------
     Livestock Handling Equipment        $ 1,937,912       $ 2,269,313
     Water and Environmental Products      1,874,936         1,798,319
                                           ---------         ---------
          Total Net Sales                $ 3,812,848       $ 4,067,632
                                         ===========       ===========


     The decline in livestock handling equipment sales can be attributed to lower sales of $52,823 by Eagle and $278,578 by W-W Manufacturing. The overall decrease in sales to Eagle's and W-W Manufacturing's dealers and distributors were offset by higher sales of "specials". Special sales consist of equipment sales to fairs, expo centers, rodeos and universities. It is estimated that special sales comprised approximately $625,000 to $675,000 of the total sales in the livestock equipment handling segment for the quarter.

     During late winter and spring of fiscal 1996, Eagle reintroduced its feed equipment and W-W Manufacturing introduced its new lower priced line of Wrangler and Cowhand gates and panels. Sales of these products had not been what Management had predicted because of production problems and lack of demand from customers, due to historically low beef prices, weather conditions and record high grain prices. Special sales of livestock handling equipment has been strong during the first quarter of fiscal 1997, while traditional sales to dealers and distributors have been flat. As the beef prices strengthened and market conditions improved during August and September traditional sales to dealers and distributors also improved. Overall prices and conditions in the cattle industry continue to show upward movement during the fall and are expected to hold through the year. This will continue to effect the traditional sales to dealer and distributors and along with new products and new product improvements the Company is expecting sales to improve over 1996 levels.

     The Company is presently exploring new products to sell through its dealer and Distributor network. These products not only will increase sales, but sales of these products will not be effected, when beef prices decline again. The Company is introducing water stock tanks, dog kennels and new shelters and barns for horses. The Company is also negotiating with a high tech company making ultra-sound equipment for cattle. This product will help the feeder and feed lot greatly reduce its feeding cost per animal by analyzing the animals back fat level, therefore, allowing shipment to the packer at the optimal time. If negotiations are successful, the Company would have exclusive right to sell this product for an extended period of time before any other companies would be allowed to offer it for sale.

     While sales increased overall by $76,617 in the water and environmental products segment, sales of water well supplies actually declined. This decline was offset by increases in sales of manufactured goods such as flush joint PVC screen casting, and its new product slotted high-density polyethylene pipe for the horizonal drilling market. The decline in sales of water well supplies is directly related to wet weather experienced in Nebraska, Kansas and Oklahoma during the year. Decline in spending by both the Federal and State agencies had hurt sales of well monitoring equipment. But this decline has been offset by stronger demand for manufactured products by customers in the private sector and development of new markets such as the mining industries, and waste treatment areas, which are realizing new market for Titan. It is anticipated the 1997 sales will improve slightly over 1996 sales levels approximately 2% to 3%.

     Gross profit margins increased from 17.09% in 1994 to 20.0% in 1996 on an overall Company basis. The gross profit margin in the livestock handling equipment increased from 17.99% in 1995 to 23.0% in 1996. This increase is principally a result of higher gross profit margin by Eagle during the quarter. Eagle had a operating profit of $25,447 during the quarter ended September 30, 1996 as compared to an operating loss of $97,452 in corresponding quarter in 1995. Product sales shipped out of the Eagle manufacturing facility totaled $545,091 in 1996. Management has estimated Eagle's breakeven point to be approximately $145,000 to $175,000 in shipments per month. This revised breakeven point takes in account the reduction of labor and other cuts which management has put into place.

     Gross profit margins in the water and environmental product segment increased from 15.97% in 1995 to 16.79% in 1996. This increase corresponds to the increase in sales of manufactured products which has a higher profit margin.

     The selling expenses as a percent of sales decreased to 7.31% in 1996 as compared to 8.69% in 1995. The 7.31% in 1996 is comparable to 7.67% for the quarter ended September 30, 1994. The higher selling expense in the livestock segment in 1995 can be contributed to the Companies efforts to develop new dealers and distributors and expand its selling areas to new markets not presently being covered. The Company spent considerable money on product videos, new sales books and sales aids. To promote its new products, the Company increased its advertising and show expense. High cost relative to following up the over selling of products when the Company was being represented by Agri-Sales. Sales salaries have remained relatively unchanged, while sales have been lower due to beef prices.

     The 1995 increase in selling expense is a function of the cost of the establishing sales force in the livestock handling equipment segment, while sales have declined. The Company has been successful in establishing new dealers and distributors in areas where the Company has not had a strong presence. It is anticipated that as cattle prices improve and the new dealers and distributors reduce their present inventories of products, that they will start stocking W- W livestock handling equipment.

     General and administrative expenses declined $43,189 in 1996 as compared to 1995. This decrease is due to lower legal expenses and a reduction in general and administrative personnel at the subsidiaries.

(B)  Liquidity and Capital Resources

     The Company generated $96,760 from operations during the quarter ended September 30, 1996. This improvement is due to the Company generating a net operating profit and reduction in inventory levels. As Management continues to monitor inventory levels, improve receivable collections, reduce cost, and improve efficiencies the Company should continue to provide cash from operating activities.

     The Company is continuing to negotiate a plan to develop its 95 acres of real estate in Mansfield Texas. Presently management is finalizing an agreement with a joint venture partner, who will provide the development plans and funds and the Company will provide the land. Based on preliminary plans the land would be divided into 30 2.5 acre parcels selling for approximately $40,000 per lot. Total development cost is estimated at $300,000 to $350,000. It is anticipated that completion of the project would be 12 - 18 months from inception. The Company plans to start the project during third quarter of the current fiscal year if the Company can finalize it agreement with the joint venture partner.

     The Company is currently in the process of renewing its banking arrangements with its primary lender on modified terms to which is presently in effect. Currently Eagle and W-W Manufacturing are in violation of certain loan covenants with both First American National Bank and Bank IV, Kansas due to prior net operating losses. Management has discussed these violations with the Banks and neither Bank indicated that they would accelerate payment of the respective loans.

     Management believes with net cash provided from operations, available lines of credit and the Company's ability to develop its real estate holdings, the Company will have adequate sources to meet its current obligations.

                                  PART II
                             OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
--------   --------------------

  Not Applicable

ITEM 2.    CHANGES IN SECURITIES
--------   ------------------------

  Not Applicable


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
--------   ----------------------------------

  Not Applicable

ITEM 4.    SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
--------   -----------------------------------------------------

  Not Applicable

ITEM 5.    OTHER INFORMATION
--------   --------------------

  Not Applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
-------    -----------------------------------

  Exhibit 27 Financial Data Schedule

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   W W CAPITAL CORPORATION
                                        (Registrant)

Dated: November 21, 1996           By:________________________________
                                   Robert W. Claar, Chief Financial Officer



Dated: November 21, 1996           By:________________________________
                                   Steve D. Zamzow,  President  & CEO

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   W W CAPITAL CORPORATION
                                        (Registrant)

Dated: November 21, 1996           By:     /s/ Robert W. Claar
                                    Robert W. Claar, Chief Financial Officer



Dated: November 21, 1996           By:     /s/ Steve D. Zamzow

                                   Steve D. Zamzow,  President  & CEO