Form 10-Q
period 1996-12-31
W W CAPITAL CORP
filed 1997-02-14
CIK 831253

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For Quarterly Period Ended December 31, 1996
                                      OR
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from ____________   to ______________

Commission File No. 0-17757

                             W-W CAPITAL CORPORATION
                             -----------------------
             (exact name of Registrant as specified in its charter)

         Nevada                                                  93-0967457
         ------                                                  ----------
(State or other jurisdiction of                            (IRS Employer Identi-
incorporation or organization)                                fication Number)

            11990 Grant Street, Suite 400, Northglenn, CO   80233
         (Address of principal executive offices, including zip code)
                                (303) 452-5000
             (Registrant's telephone number, including area code)
                                Not Applicable
 (Former name, address and former fiscal year, if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days.          Yes __X__   No_____

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class                            Number of Shares Outstanding
   Common stock                                    at February  14, 1997
                                                   ---------------------
   $0.01 Par Value                                      5,540,661

                            W-W CAPITAL CORPORATION

                                     Index

PART I                   FINANCIAL INFORMATION               PAGE NO.

Item 1                   Balance Sheets
                         December 31, 1996 and June 30, 1996     1

                         Statements of Operations
                           Three and Six  Months Ended
                           December 31, 1996 and 1995            3

                         Statements of Cash Flows
                           Six Months Ended
                           December 31, 1996 and 1995            4

                         Notes to Financial Statements           6

Item 2                   Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                         7

PART II                  OTHER INFORMATION

Item 1                   LEGAL PROCEEDINGS                      12
Item 2                   CHANGES IN SECURITIES                  14
Item 3                   DEFAULTS UPON SENIOR SECURITIES        14
Item 4                   SUBMISSION OF MATTERS TO VOTE OF
                         SECURITY HOLDERS                       14
Item 5                   OTHER INFORMATION                      14
Item 6                   EXHIBITS AND REPORT ON FORM 8-K        14


                         SIGNATURES                             15

                          Part 1-FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                            W-W CAPITAL CORPORATION

                                 Balance Sheet

                                    December 31,        June 30,
                                        1996              1996
                                    (Unaudited)
Assets
Current assets:
  Cash ........................................................   $   71,544   $  131,022
                                                                  ----------   ----------
  Trade accounts receivable ...................................    1,680,182    1,970,549
  Less allowance for doubtful accounts ........................    ( 136,162 )  ( 143,632 )
                                                                   - -------    - -------
     Net accounts receivable ..................................    1,544,020    1,826,917
  Accounts receivable, other ..................................       12,804       21,240
  Accounts receivable, employee ...............................        2,162         --
  Accounts receivable, related party ..........................      332,886      132,221
  Inventories:
   Raw materials ..............................................      441,971      422,774
   Work-in-process ............................................      140,671      206,200
   Finished goods .............................................    2,787,400    2,798,534
                                                                   ---------    ---------
     Total inventories ........................................    3,370,042    3,427,508
                                                                   ---------    ---------
  Deferred taxes ..............................................       99,972       99,814
  Prepaid expenses ............................................       74,036       18,567
  Current portion of notes receivable .........................      148,391      170,010
                                                                     -------      -------
     Total current assets .....................................    5,655,857    5,827,299
                                                                   ---------    ---------
Property and equipment, at cost ...............................    4,521,331    4,503,432
  Less accumulated depreciation
  and amortization ............................................  ( 2,065,599 )( 1,901,838 )
                                                                 - ---------  - ---------
     Net property and equipment ...............................    2,455,732    2,601,594
                                                                   ---------    ---------

Other Assets:
  Long-term notes receivable from
     stockholders, net of current portion .....................         --          9,372
  Long-term notes receivable from
     parties, other affiliated entities and related
     net of current portion ...................................       15,610       15,610
  Real Estate held for resale .................................      380,394      379,414
  Accounts and notes receivable, other ........................        9,217        9,218
  Covenant not to compete, net of
     accumulated amortization .................................         --          7,964
  Other assets ................................................       39,041       43,437
                                                                      ------       ------
     Total other assets .......................................      444,262      465,015
                                                                     -------      -------
     TOTAL ASSETS .............................................   $8,555,851   $8,893,908
                                                                  ==========   ==========

                          Continued on following page
                See accompanying notes to financial statements
                            W-W CAPITAL CORPORATION
                            Balance Sheet, Continued

                                                                 December 31,     June 30,
                                                                        1996         1996
                                                                        ----         ----
                                   (Unaudited)
Liabilities
Current Liabilities:
  Accounts Payable ............................................   $2,182,658   $2,243,753
  Revolving credit note payable to Bank .......................    1,834,000    1,734,000
  Accrued property taxes ......................................       40,445       27,523
  Accrued payroll and related taxes ...........................      113,456      135,842
  Accrued interest payable ....................................       15,232       13,344
  Accrued commissions .........................................       50,000       30,000
  Current portion of long-term payables .......................      288,951      283,833
  Current portion of notes payable to
   related parties ............................................       29,834       32,465
  Other current liabilities ...................................       17,468       41,641
                                                                      ------       ------
     Total current liabilities ................................    4,572,044    4,542,401
                                                                   ---------    ---------

Other Liabilities:
  Accrued commissions related party ...........................      100,000       150,00
  Long-term note payable to financial
   institutions net of current portion ........................    1,571,310    1,655,218
  Deferred taxes ..............................................       99,814       99,814
  Other Long-term liabilities .................................        8,030       22,235
                                                                       -----       ------
     Total other Liabilities ..................................    1,779,154    1,927,267
                                                                   ---------    ---------

     TOTAL LIABILITIES ........................................    6,351,198    6,469,668
                                                                   ---------    ---------

Stockholders' Equity
  Common stock: $.01 par value 15,000,000
   shares authorized 5,540,661 shares
   issued and outstanding at December
   31, 1996, and June 30, 1996, respectively ..................       55,406       55,306

  Capital in excess of par value ..............................    3,304,629    3,304,099
  Accumulated Deficit .........................................  ( 1,136,476 )  ( 916,259 )
                                                                 - ---------    - -------
                                                                   2,223,559    2,443,146
  Less 20,264 shares of treasury stock at
   cost .......................................................     ( 18,906 )   ( 18,906 )
                                                                    - ------     - ------

     TOTAL STOCKHOLDERS' EQUITY ...............................    2,204,653    2,424,240
                                                                   ---------    ---------

     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY .....................................   $8,555,851   $8,893,908
                                                                  ==========   ==========



                See accompanying notes to financial statements.


                              W-W CAPITAL CORPORATION
                             Statements of Operations
                                    (Unaudited)

                                             Three Months Ended             Six Months Ended
                                               December 31,                   December 31,
                                               1996           1995           1996           1995
                                               ----           ----           ----           ----

Net Sales ............................   $ 3,114,560    $ 3,526,094    $ 6,927,408    $ 7,593,726
Cost of goods sold ...................     2,717,106      2,812,556      5,770,792      6,184,790
                                           ---------      ---------      ---------      ---------

   Gross profit ......................       397,454        713,538      1,156,616      1,408,936
                                             -------        -------      ---------      ---------

Operating expenses:
   Selling expenses ..................       265,632        341,676        544,062        695,237
   General and administrative expenses       338,382        373,306        696,417        774,530
                                             -------        -------        -------        -------
     Total operating expenses ........       604,014        714,982      1,240,479      1,469,767
                                             -------        -------      ---------      ---------

     Operating earnings (loss) .......     ( 206,560 )    (   1,444 )     ( 83,863 )    ( 60,831 )
                                           - -------      -   -----       - ------      - ------

Other income (expense):
   Interest income ...................        17,095         32,664         35,982         68,433
   Interest expense ..................       (89,900)      (103,985)      (185,205)      (205,804)
   Gain on sale of assets ............         2,624          1,000          3,010          1,000
   Other income (expense), net .......         3,697          1,736          9,859         9,1783
                                               -----          -----          -----         ------
     Total other income (expense) ....      ( 66,484 )      (68,585)     ( 136,354)     ( 127,193 )
                                            - ------        -------      - -------      - -------

   Earnings (Loss) before income taxes      (273,044)    (   70,029)      (220,217)      (188,024)
                                            --------     -   ------       --------       --------

Provision for deferred income taxes ..          --       (    1,589)           --        ( 24,928 )
                                                         -    -----                      - ------


   Net earnings (loss) ...............   $  (273,044)  $    (68,440)   $ ( 220,217)   $ ( 163,096)
                                         ===========   ============    === =======    === =======


Earnings (Loss) per common share:        $  (    .05)  $    (   .01)   $ (     .04)   $  (    .03)
                                              =======        =======      ========         =======


Weighted average number of
common shares outstanding ............     5,537,328      5,530,661      5,533,994      5,530,661
                                           =========      =========      =========      =========


                  See accompanying notes to financial statements.


                          W-W CAPITAL CORPORATION
                          Statement of Cash Flows
                                (Unaudited)

                                                                     Six Months Ended
                                                                       December 31,
                                                                       ------------
                                                                   1996          1995
                                                                   ----          ----

Cash flows from operating activities:
  Net (loss) ................................................. $ ( 220,217) $ ( 163,096 )
  Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
  Depreciation and amortization ..............................     201,858      216,672
  Loss (Gain) on property and equipment ...................... (     3,010)  (    1,000)
  Provisions for loss on accounts and notes
     receivable .............................................. (     7,470 )        --
  Deferred income taxes ...................................... (       158 )     26,578

Changes in assets and liabilities:
  Accounts receivable ........................................     290,367    ( 130,225 )

  Inventories ................................................      57,466      302,422
  Other current and non-current assets .......................    (249,859)      21,094
  Accounts payable ...........................................    ( 61,095)   ( 268,503 )
  Accrued expenses
     and other current liabilities ...........................    ( 45,755 )   ( 82,404 )
                                                                  - ------     - ------
       Net cash (used in) provided by operating
       activities ............................................    ( 37,873 )   ( 78,462 )
                                                                  - ------     - ------

Cash flows from investing activities:
  Proceed from sale of property and equipment ................       4,800        1,000
  Increase in real estate held for sale ......................  (      980)     ( 4,815 )
  Purchase of property and equipment .........................    ( 53,450)    ( 72,455 )
  Increase in other notes receivable .........................        --       ( 71,556 )
  Proceeds from other notes receivable .......................      18,530      140,834
  Proceeds from stockholders' notes receivable ...............      12,462       11,394
                                                                    ------       ------
       Net cash (used in) provided by investing
       activities ............................................    ( 18,638 )      4,402
                                                                  - ------        -----





                        (Continued on following page)




                           W-W CAPITAL CORPORATION
                      Statement of Cash Flows, Continued
                                 (Unaudited)

                                                                     Six Months Ended
                                                                       December 31,

                                                                     1996        1995
                                                                     ----        ----

Cash flows from financing activities:
  Proceeds from lines of credit ..............................   $ 100,000    $ 199,000
  Payments on lines of credit ................................        --      (  50,000)
  Payments on notes payable - related parties ................   (   2,631)        --
  Payments on notes payable to financial
     institutions and government entities ....................   ( 135,122)   (  219,79)

  Proceeds from exercise of common stock option ..............         630         --
  Proceeds from notes payable ................................      34,156       29,550
                                                                    ------       ------


     Net cash provided by (used in) financing
     activities ..............................................     ( 2,967 )   ( 41,241 )
                                                                   - -----     - ------


  Net (decrease)  increase in cash ...........................    ( 59,478 )  ( 115,301 )

  Cash at beginning of period ................................     131,022      124,458
                                                                   -------      -------


     Cash at end of period ...................................   $  71,544    $   9,157
                                                                 =========    =========



  Supplement schedule of non cash investing
    and financing activities:
 Converted accounts receivable and related
     note receivable into new secured note$ ..................        --      $ 150,000

Sold investment in real estate held for sale:
 Mortgage receivable .........................................   $    --      $    --

Supplemental disclosures of cash flow
   information:
 Cash paid during the period for interest ....................   $ 183,317    $ 206,702
                                                                 =========    =========



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

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles for full-year financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to W W Capital Corporation's financial statements included in its Annual Report on Form 10-K for the year ended June 30, 1996. In the opinion of management, all adjustments (consisting of normal recurring accrual basis adjustments) considered necessary for a fair presentation have been reflected in the accompanying financial statements. Operating results for the three and six month periods ended December 31, 1996, are not necessarily indicative of the result that may be expected for the year ended June 30, 1997.


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

     The related party transactions include sales commission paid to Agri-Sales Associates which had entered into a sales and marketing agreement with the Company. The former owner of Eagle Enterprises is also the principal owner of Agri-Sales and holder of the Company's restricted common stock, as more fully discussed in the Annual Report on Form 10-K for the year ended June 30, 1996.

     A summary of the related party transactions that effect the Company's statement of operations for the three months ended December 30, 1996, and 1995, respectively, is as follows: Three Months Ended Six Months Ended

                                       December 31,              December 31,
                                       ------------              ------------
Transactions with
Related Parties ............         1996         1995         1996         1995
----------------------------         ----         ----         ----         ----
Rent expense ...............      $15,000      $15,000      $30,000      $30,000

Interest income ............          691        1,098        1,430        2,939

Interest expense ...........          768          881        1,569        1,759


     ITEM 2.  Management's  Discussion  and Analysis of Financial  Condition and
     ---------------------------------------------------------------------------
Results of Operations.
----------------------

     The business of the Company is carried on within two segments by a number of operating units. The livestock handling equipment segment is composed of W-W Manufacturing (W-W Manufacturing) and Eagle Enterprises (Eagle), and the water and environmental product segment is represented by Titan Industries (Titan).

(A)  Analysis of Results of Operations

     The Company incurred net losses of $273,044 and $220,217, for the three and six month period ended December 31, 1996, as compared to net losses of $68,440 and $163,096 in 1995. These losses are mainly attributable to an extreme slowdown in both segments during the last half of the quarter throughout the holiday season.

     Net sales decreased to $ 6,927,408 for the six months ended December 31, 1996, compared to $ 7,593,726 for 1995. The following table represents actual sales by segment group.

Sales by segment group:                Three Months Ended         Six Months Ended

                                           December 31              December 31
                                       1996         1995          1996         1995
                                       ----         ----          ----         ----
Livestock Handling Equipment ...   $1,768,615   $1,949,639   $3,706,527   $4,218,952
Water and Environmental Products    1,345,945    1,576,455    3,220,881    3,374,774
                                    ---------    ---------    ---------    ---------
             Total Sales .......   $3,114,560   $3,945,386   $6,927,408   $7,593,726
                                   ==========   ==========   ==========   ==========



     The sales in the water and environmental product segment decreased $153,893 or 5.9% during the six month period as compared to corresponding period in 1995. The decrease was primarily due to slow sales during the holiday period of late November and December. In addition extreme wet and cold weather conditions in major market areas had an adverse effect on the water supplies aspect of the business. As weather improves and we move toward the spring selling season sales are expected to be at and above normal levels. While these factors contributed to a decline in sales the Company has taken steps to gain market share and increase sales. The Company has and will continue to introduce new products to the market place. The most recent introductions being a new pitless tank combo, and twin pack screens. The pitless tank combo is engineered for quick and easy installation therefor saving valuable labor cost out in the field. The twin pack was developed for use when unfavorable conditions exist with conventional screens and filter packs. The twin pack screen is a screen within a screen ensuring an effective gravel pack to prevent fine formation sediment from entering the well. The new products along with the introduction during the spring 1996 of high density polyethylene slotted screen (HDPE) will greatly impact sales through the balance of 1997. The Company continues to find new markets for its products including landfills, mines, environmental remediation, industrial screening and leachate collection applications. The Company continues its efforts to establish new distributors and manufacturer's representatives on both the east and west coasts to expand its market area so that weather and economics in a certain area will not have a major impact on sales.

     During the six months ended December 31, 1996, sales in the livestock handling equipment segment declined $512,425 or 8.8%. The decline in sales are due to the continuing concern in the cattle industry about beef prices. However, the decline in sales was felt most strongly in July and early August of 1996, but improved as the Company moved into its fall and winter selling season, with a normal drop during the holiday season. While traditional lines of cattle livestock systems remains sluggish the special horse stall, versa stall and rodeo sales division remain strong. The Company expects sales in the livestock handling equipment segment to gain strength as the beef market improves and we move into the spring season. Experts in the beef industry predict beef prices to remain steady through spring and summer and improve as we move into fall. Marketing studies done by the company show that sales of W-W products will improve when the cow/calf operator does well. Traditionally when the market improves the cow/calf operator is the last person to recover. The cow/calf producer over the last eighteen months has been losing money but as fall approaches the recovery should be complete, therefore, putting this producer at a profit level. With the cattle market improving by fall to profit levels, the livestock equipment segment should reach and maintain traditional sales and profit levels.

     Historically, W-W Manufacturing has sold its equipment to the larger ranchers and not to smaller operators because along with higher quality and durability comes higher prices. Therefore, smaller operators opted for lower priced equipment because the size of their herd, they could not justify the price for W-W Manufacturing equipment. In order to meet the needs of the smaller price conscious operator, the Company has designed a new line of quality equipment which will be priced lower than the traditional equipment. Additionally, the Company reintroduced a line of feed equipment and gates in January 1996. This line of equipment has enabled the Company to enter the high volume aspect of the gate and panel market. These products will not only increase sales levels, but will give the Company a lead-in-product to open markets to new customers who have not handled W-W Manufacturing livestock systems. The Company has, during the last twelve months, introduced these new products not only to its traditional market but to distributors and dealers being in new market areas discussed previously. The Company is now reaching increases in sales from these new products but will not see market wide acceptance until the fall season. Early indications from trade shows and dealers is that the Company can anticipate increases in sales levels and market share from these new and reintroduced products.

     Gross profit margins decreased from 18.55% in 1995 to 16.70% in 1996 on an overall Company basis. The gross profit margin in the livestock handling equipment decreased slightly from 19.27% in 1995 to 18.90% in 1996. As discussed earlier this decline is principally a result of lower gross profit margin on "specials" which accounted for approximately 15% of total sales in the livestock handling equipment segment during the period. Eagle continues to show improvement in its operating results. Eagle had a operating loss of $32,924 during the six months ended December 31, 1996, as compared to an operating loss for the same period of $140,047 in 1995 and $252,287 in 1994. Product sales shipped out of the Eagle manufacturing facility totaled $1,024,041 in 1996 or an average of $170,674 per month. Management has estimated Eagle's breakeven point to be approximately $150,000 in shipments per month. It is anticipated that Eagle's shipments will increase as orders for the reintroduced feed equipment, gates and new lower priced cattle handling equipment continue. The Market served by Eagle is primarily cow/calf operators and as previously discussed this segment of the cattle industry has lost money for the past eighteen months. The Company believe as the cow/calf operator becomes profitable and the new products gain acceptance in the market place, that by the 1997 fall season Eagle should be profitable on a consistent basis.

     Gross profit margins in the water and environmental product segment decreased from 19.65% in 1995 to 14.20% in 1996. This decline corresponds to higher depreciation and other costs associated with the new manufacturing facility as well as higher labor, material cost, supplies and freight cost relating to the manufacturing process. Presently the Company is reviewing why the margins have dropped sharply and is putting a plan in place to reduce manufacturing cost to enable margins to return to normal levels.

     The selling expenses as a percent of sales decreased to 7.85% in 1996 as compared to 9.15% in 1995. The decrease is a result of lower cost as a percentage of sales in the livestock handling equipment segment This segment presently is expanding market share while maintaining a staff of six salesman, and a sales manager. This segment while successfully expanding its distributor/dealer network plans on maintaining the present sales staff and as sales continue to improve the sales expense as a percentage of sales will continue to decrease. Selling expense in the water and environmental segment during 1996 remained fairly constant compared to 1995. It is anticipated as this segments sales improve into the heavy spring selling season that selling expense will decline as a percentage of sales. The Company has been successful in establishing new dealers and distributors in areas where the Company has not had a strong presence. It is anticipated that as cattle prices continue to improve the new dealers and distributors will increase orders on W-W livestock handling equipment and selling expenses as a percent of sales will decline.

     General and administrative expenses decreased $78,113 in 1996 as compared to 1995. This decrease is a combination of lower legal fees involving lawsuits and the company continuing to cut and consolidate all general and administrative expenses. The Board will continue taking steps to further reduce administrative expenses at the subsidiaries as well as corporate level.

     Interest expense decreased $20,599 during the six months ended December 31, 1996, as compared to the same corresponding period in the prior year. This decrease can be attributed to decrease in borrowing on the lines of credit and a continued effort on the company's part to reduce debt. With a reduction in debt, along with a reduction in interest rates the Company's can expect its interest expense to continue to decline in 1997. Inflation has not had a significant effect on operations in the recent years because of the relatively modest rate of price increases in the United States.

(B)     Liquidity and Capital Resources

     The Company used $37,873 cash in operating activities in 1996 as compared to using $78,462 from operations in 1995. This is attributable to the company reducing inventories and receivables since June of 1996, and used these funds to reduce debt an account payables. Management anticipates that overall inventory levels to remain constant, while reductions in its current inventory will be offset by increases in inventory of the new products in both segments.

     The Company renewed its banking arrangements through July of 1997, with its primary lender on terms similar to which is presently in effect in December 1996. Currently, Eagle is in violation of certain loan covenants with both First American National Bank and Bank IV, Kansas due to prior net operating losses, even though the reduction in the outstanding balance of the line of credit cured certain other violations. Management has discussed these violations with the Banks and the banks are currently negotiating with the Company as to arrangements past July of 1997.

     During the six months ended December 31, 1996, the Company made capital additions of $53,450 down from $72,455 in 1995. At the present time the Company has put the issuance of $1,4000,000 of industrial revenue bonds on hold until cattle market conditions improve. The Company has maintained contact with the underwriter and the City of Dodge City and all parties are still interested in pursuing this when the Company decides conditions are right to go ahead.

     There is negotiations with various institutions for long-term financing going on to insure adequate funds are available as the Company recovers from the financial difficulties of 1995 and 1996.

     Management believes with net cash provided from cash flow, available balance on lines of credit, funds provided from the development of the Texas property, and the Company's ability to obtain additional long-term financing the Company will have adequate sources to meet its current obligations.

                                  PART II
                             OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On December 6, 1996, W W Capital and its legal counsel, Klenda, Mitchell, Austerman and Zuercher, a Limited Liability Company and General Partnership filed a law suit in the U. S. District Court Wichita, Kansas against Jerry R. Bellar, individually. W W Capital sued to recover under provisions of the Exchange Agreement cost associated with the settlement of "People's Bank of Hunstville v. Liberty Metals Fabricating, LTD. and Eagle Enterprises". It is managements opinion that any amounts paid to Liberty Metals, against Eagle, that Eagle would be indemnified by Bellar. It was indicated during the purchase of Eagle that Eagle's exposure in the Liberty Metals case was "at worst a wash-out"' Bellar denies that the Liberty Metal case is covered under the indemnification agreement. W W Capital is seeking to recover approximately $53,000 relating to the settlement of the Liberty Metals Case.

     On or about December 22, 1992, the March Group filed a law suit in Tennessee against Jerry Bellar, Eagle Enterprises, W W Capital. Under the terms of a 1993 agreement, Jerry Bellar agreed and acknowledged his obligation, to indemnify Eagle Enterprises and W W Capital for all damages in Excess of $50,000 awarded against Eagle. Also, under this 1993 agreement, Bellar agreed that all attorney fees and expenses incurred by W W Capital and Eagle subject to a $10,000 deductible would be reimbursed to the Company. W W Capital is seeking reimbursement of these expenses which as of the time the law suit was filed totaled $137,777. Since that time additional legal fees and expenses have been incurred during the March Group trial in December of 1996. The total of these additional legal fees and expenses has not been determined at this time. In August 1994 W W Capital's legal counsel Klenda, Mitchell, Austerman and Zuercher entered into a written agreement with Jerry Bellar to provide professional legal services to Eagle Enterprises and Jerry Bellar in connection with the appeal of the Tennessee March Group case. Klenda, Mitchell, Austerman and Zuercher is seeking judgment for legal services rendered in this case of $25,633.70 plus interest of $4,546.98 and any other relief the Courts deem just and proper. Presently W W Capital, Klenda, Mitchell, Austerman and Zuercher and Jerry Bellar are negotiating to see if a possible settlement can be reached. Management cannot project an outcome at this time.

     In April, 1994, W-W Manufacturing and Eagle sent written notice to Agri-Sales that the Companies would not renew their sales and marketing agency agreement with Agri-Sales when the two year initial contract term expired on October 26, 1994. Agri-Sales informed the Company that under the contract, W-W Manufacturing and Eagle can not terminate the sales and marketing agreement until May 26, 1995. On October 5, 1994, the Company filed a lawsuit in the Sixteenth Judicial District, Ford County, Kansas, asking the Court for declaratory judgement and a preliminary injunction against Agri- Sales to resolve the issue. On October 10, 1994, Agri-Sales filed an answer and made application

                                  PART II
                             OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS (Continued)

     for a temporary injunction against the Company. On October 20, 1994, the District Judge denied Agri-Sales application for a temporary injunction against the Company. Additionally, Agri-Sales has filed a counter claim for relief estimating damages of $500,000 to $600,000 for the commissions Agri-Sales would have earned for the period October 26, 1994 to April 26, 1995, (the date Agri-Sales contends that the contract will expire) and actual damages of $475,206. Management is confident the court will decide that the contracts did expire on October 26, 1994 and the actual amounts due Agri-Sales based upon the Company's calculation, which had been recorded in the accompanying financial statements, are substantially less than the amounts claimed. This case is in discovery and the Company's legal counsel is unable to express and opinion on the outcome of this case. The Company has been negotiating with Agri-Sales to settle this lawsuit. The Company has offered to pay $180,000, with $30,000 due upon final settle- ment of The March Group, Inc. law suit discussed below with the remaining balance pay- able in semi-annual payments of $25,000 until paid in-full, with zero interest. This offer was excepted by Jerry Bellar and an agreement was entered into on December 2, 1996.

     On December 22, 1992, The March Group, Inc. (The March Group) filed a lawsuit against Eagle and its former shareholders, Jerry R. Bellar (Bellar) and James Buford (Buford). The March Group alleges that Eagle, Bellar and Buford breached a listing contract to sell Eagle and has requested damages of $169,596 (Count I). The March Group has also sued the Company for breach of a separate agreement which the Company had made with The March Group promising to direct all inquiries it had regarding the purchase of Eagle through The March Group and is seeking damages of $169,596 (Count II). Additionally, The March Group is requesting damages against Eagle, Bellar and the Company under a specific Tennessee statute which would allow The March Group three times its proven actual

     On May 6, 1994, the Chancery Court, for the State of Tennessee, entered an order requiring Eagle to pay the March Group $169,596 under Count I and ruled in favor of defendants on Counts II and III. On June 7, 1995 the court of appeals reversed the decision that Eagle had to pay $169,596. The case (Count I) has been remanded back to trial court for trial. The court of appeals affirmed the decision of the trial court on Count II and III in favor or the Company. After the Court of Appeals decision, Eagle filed an application for review to the Tennessee Supreme Court asking it to reconsider the Court of Appeals decision rejecting Eagle's claim that plaintiff violated the Tennessee Real Estate Broker Licensing Act, thus forfeiting any fee under the listing contract. Trial of the remanded case to the trial court will not begin until such time as the Tennessee Supreme Court has decided whether to grant Eagle's application for review. The Tennessee Supreme Court denied Eagle's application to review the Court of Appeals decision and trial was held in December of 1996 in the Chancery Court of Nashville, Tennessee. On December 9, 1996 the Court ruled in the March groups favor and judgment was entered against Eagle for $137,264 plus prejudgment interest totaling $30,815.45 and post judgment interest at the stationary rate of 10% per annum and costs of the action. Underthe terms of the Eagle Exchange Agreement, Bellar acknowledges that his

                                  PART II
                             OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS (Continued)

     indemnification obligates him to pay Eagle for all damages awarded the March Group in excess of $50,000. At the present time Bellar has filed a post trial motion in this case and management or legal counsel cannot comment on the outcome at this time. W W Capital has previously recorded the $50,000 minimum fee that it was obligated to pay, but, the remaining amount due the March Group and the offsetting receivable from Bellar have not been recorded on the financial statements, until the final outcome is reached.

ITEM 2. CHANGES IN SECURITIES

  Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  Not Applicable

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     On January 24, 1997, the Company held its annual meeting of stockholders, and the following matters were voted upon.

        A)   Election of Board of Directors which included the following:

            Nominee             For          Withheld

          Millard T. Webster    3,713,560   1,093,823
          David L. Patton ...   3,568,981   1,248,402
          Steve D. Zamzow ...   3,176,591   1,640,792
          James H. Alexander    3,347,267   1,470,116
          Loyd T. Fredrickson   3,657,966   1,159,417
          Nicholas L. Scheidt   1,672,316           0
          John D. Dilday ....     924,125           0
          Mickey J. Winfrey .   1,075,079           0

     B) Election of the Company's independent auditors, Miller and McCollom of Denver, Colorado.

                 For          Against        Abstained
              2,761,696      1,656,815        388,872

ITEM 5. OTHER INFORMATION

  Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibit 27 Financial Data Schedule

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   W W CAPITAL CORPORATION
                                                    (Registrant)


Dated: February 14, 1997           By:     /s/ Steve D. Zamzow
-------------------------          -----------------------------
                                   Steve D. Zamzow,  Chief Financial
Officer



Dated: February 14, 1997           By:     /s/ Steve D. Zamzow
------------------------           ------------------------------
                                   Steve D. Zamzow,  President  & CEO