Form 10-Q
period 1997-03-31
W W CAPITAL CORP
filed 1997-05-23
CIK 831253

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For Quarterly Period Ended March 31, 1997
                                       OR
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from - to -

Commission File No. 0-17757

                             W-W CAPITAL CORPORATION
             (exact name of Registrant as specified in its charter)

          Nevada                                           93-0967457
(State or other jurisdiction of                      (IRS Employer Identi-
incorporation or organization)                         fication Number)

               3500 JFK Parkway, Suite 202, Fort Collins, CO 80525 (Address of principal executive offices, including zip code)

                                 (970) 207-1100
              (Registrant's telephone number, including area code)

               11990 Grand Street, Suite 400, Northglenn, CO 80233
 (Former name, address and former fiscal year, if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Title of Each Class                   Number of Shares Outstanding
         -------------------                         At May 21, 1997
            Common stock                             ---------------
          $0.01 Par Value                               5,530,661

                             W-W CAPITAL CORPORATION

                                     Index

     PART I              FINANCIAL INFORMATION               PAGE NO.
     ------              ---------------------               --------

     Item 1              Balance Sheets                          1
     ------              March 31, 1997 and June 30, 1996

                         Statements of Operations                3
                         Three and Nine  Months Ended
                         March 31, 1997 and 1996

                         Statements of Cash Flows                4
                         Nine Months Ended
                         March 31, 1997 and 1996

                         Notes to Financial Statements           6

     Item 2              Management's Discussion and Analysis    7
     ------              of Financial Condition and Results
                         of Operations

     PART II             OTHER INFORMATION
     -------             -----------------

     Item 1              Legal Proceedings                      12
     ------
     Item 2              Changes In Securities                  12
     ------
     Item 3              Defaults Upon Senior Securities        13
     ------
     Item 4              Submission of Matters to a Vote of
     ------              Security Holders                       13
     Item 5              Other Information                      13
     ------
     Item 6              Exhibits and Report on Form 8-K        13
     ------


                         Signatures                             14

                          Part 1-FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                          -----------------------------

                            W-W CAPITAL CORPORATION
                            -----------------------

                                 Balance Sheet

                                                     March 31,         June 30,
                                                       1997              1996
                                                       ----              ----
Assets                                             (Unaudited)
------
Current assets:
  Cash .......................................     $    95,963      $   131,022
                                                   -----------      -----------
  Trade accounts receivable ..................       2,103,139        1,970,549
  Less allowance for doubtful accounts .......        (134,030)         143,632
                                                      --------          -------
     Net accounts receivable .................       1,969,109        1,826,917
  Accounts receivable, other .................          12,005           21,240
  Accounts receivable, employee ..............           1,142             --
  Accounts receivable, related party .........         167,572          132,221
  Inventories:
  Raw materials ..............................         433,226          422,774
  Work-in-process ............................         142,341          206,200
  Finished goods .............................       2,695,875        2,798,534
                                                     ---------        ---------
     Total inventories .......................       3,271,442        3,427,508
                                                     ---------        ---------
  Deferred taxes .............................          99,014           99,814
  Prepaid expenses ...........................         108,012           18,567
  Current portion of notes receivable ........          21,699          170,010
                                                        ------          -------
     Total current assets ....................       5,745,958        5,827,299
                                                     ---------        ---------
Property and equipment, at cost ..............       4,533,884        4,503,432
  Less accumulated depreciation
  and amortization ...........................      (2,156,691)      (1,901,838)
                                                    ----------       ----------
     Net property and equipment ..............       2,377,193        2,601,594
                                                     ---------        ---------

Other Assets:
  Long-term notes receivable from
     stockholders, net of current portion ....            --              9,372
  Long-term notes receivable from
     affiliated entities,
     net of current portion ..................          15,610           15,610
  Real estate held for resale ................         380,714          379,414
  Accounts and notes receivable, other .......           9,218            9,218
  Covenant not to compete, net of
     accumulated amortization ................            --              7,964
  Other assets ...............................          40,349           43,437
                                                        ------           ------
     Total other assets ......................         445,891          465,015
                                                       -------          -------
     TOTAL ASSETS ............................     $ 8,569,042      $ 8,893,908
                                                   ===========      ===========

                          Continued on following page
                See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION

                            Balance Sheet, Continued

                                                       March 31,        June 30,
                                                         1997             1996
                                                         ----             ----
                                                      (Unaudited)
Liabilities
-----------
Current Liabilities:
  Accounts payable ...............................   $ 2,124,741    $ 2,243,753
  Revolving credit note payable to bank ..........     1,834,000      1,734,000
  Accrued property taxes .........................        37,635         27,523
  Accrued payroll and related taxes ..............       192,949        135,842
  Accrued interest payable .......................         9,475         13,344
  Accrued commissions ............................        53,500         30,000
  Current portion of long-term payables ..........       307,887        283,833
  Current portion of notes payable to
     related parties .............................        28,468         32,465
  Other current liabilities ......................        42,711         41,641
                                                          ------         ------
     Total current liabilities ...................     4,631,366      4,542,401
                                                       ---------      ---------

Other Liabilities:
  Accrued commissions related party ..............       100,000        150,000
  Long-term note payable to financial
     institutions net of current portion .........     1,486,288      1,655,218
  Deferred taxes .................................        99,814         99,814
  Other long-term liabilities ....................         4,145         22,235
                                                           -----         ------
     Total other liabilities .....................     1,690,247      1,927,267
                                                       ---------      ---------

     TOTAL LIABILITIES ...........................     6,321,613      6,469,668
                                                       ---------      ---------

Stockholders' Equity
  Common stock: $.01 par value 15,000,000
     shares authorized 5,530,661 shares
     issued and outstanding at March 31, 1997,
      and June 30, 1996, respectively ............        55,406         55,306

  Capital in excess of par value .................     3,304,629      3,304,099
  Accumulated deficit ............................    (1,093,700)      (916,259)
                                                      ----------       --------
                                                       2,266,335      2,443,146
  Less 20,264 shares of treasury stock at
     cost ........................................       (18,906)       (18,906)
                                                         -------        -------


     TOTAL STOCKHOLDERS' EQUITY ..................     2,247,429      2,424,240
                                                       ---------      ---------

     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY ........................   $ 8,569,042    $ 8,893,908
                                                     ===========    ===========

                See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION

                            Statements of Operations
                                   (Unaudited)


                                               Three Months Ended             Nine Months Ended
                                                    March 31,                      March 31,

                                               1997            1996            1997            1996
                                               ----            ----            ----            ----
Net Sales ............................   $  3,604,314    $  3,362,289    $ 10,531,721    $ 10,956,015
Cost of goods sold ...................      2,829,591       2,938,830       8,600,383       9,123,620
                                            ---------       ---------       ---------       ---------

   Gross profit ......................        774,723         423,459       1,931,338       1,832,395
                                              -------         -------       ---------       ---------


Operating expenses:
   Selling expenses ..................        308,790         326,062         852,851       1,021,299

   General and administrative expenses        347,010         322,855       1,043,427       1,097,415
                                              -------         -------       ---------       ---------

     Total operating expenses ........        655,800         648,947       1,896,278       2,118,714
                                              -------         -------       ---------       ---------


     Operating earnings (loss) .......        118,923        (225,488)         35,060        (286,319)
                                              -------        --------          ------        --------


Other income (expense):
   Interest income ...................         16,639          15,119          52,621          83,552

   Interest expense ..................       (104,065)        (95,871)       (289,270)       (301,675)

   Gain on sale of assets ............          3,250            --             6,261           1,000

   (Loss) on sale of real estate
   held for sale .....................           --              --              --
   Other income (expense), net .......          8,029           5,172          17,887          14,350
                                                -----           -----          ------          ------

     Total other income (expense) ....        (76,147)        (75,580)       (212,501)       (202,773)
                                              -------         -------        --------        --------


   Earnings (loss) before income taxes         42,776        (301,068)       (177,441)      ( 489,092)
                                               ------        --------        --------       - -------


Provision for deferred income taxes ..           --              --              --           (24,928)
                                               ------         -------         ------           -------


   Net earnings (loss) ...............         42,776     $ ( 301,068)    $  (177,441)    $( 464,164)
                                               ======      ==========     ===========       ========


Earnings (loss) per common share: ....   $        .01    $      ( .05)    $     ( .03)    $    ( .08)
                                         ============     ===========      ==========      =========


Weighted average number of
common shares outstanding ............      5,537,328       5,530,661       5,537,328       5,530,661
                                            =========       =========       =========       =========



                  See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION

                             Statement of Cash Flows
                                   (Unaudited)

                                                            Nine Months Ended
                                                                   March 31,
                                                                   ---------
                                                              1997          1996
                                                              ----          ----
Cash flows from operating activities:
  Net (loss) earnings ..................................   $(177,441)   $(464,164)

  Adjustments to reconcile net earnings to net
     cash provided by (used in) operating activities:
  Depreciation and amortization ........................     257,884      322,132

  Loss (gain) on property and equipment ................      (6,261)       1,000

  Provisions for loss on accounts and notes
     receivable ........................................      (9,602)     (55,000)

  Interest income added to notes receivable
     affiliates ........................................        --           (347)

  Deferred income taxes ................................         800      (24,626)

Changes in assets and liabilities:
  Accounts receivable ..................................    (132,590)    (223,031)

  Inventories ..........................................     156,066      127,269

  Other current and non-current assets .................    (116,702)      11,699

  Accounts payable .....................................    (105,047)      75,260

  Accrued expenses
     and other current liabilities .....................      27,296     (  7,789)
                                                           ---------    ---------

     Net cash (used in) provided by operating
     activities ........................................    (105,597)    (237,597)
                                                           ---------    ---------


Cash flows from investing activities:
  Proceeds from sale of property and equipment .........       6,300        1,000

  Increase in real estate held for sale ................      (1,301)    (  5,134)

  Purchase of property and equipment ...................     (30,492)    (130,935)

  Increase in other notes receivable ...................        --           --

  Proceeds from other notes receivable .................     138,776      479,704

  Proceeds from stockholders' notes receivable .........      18,906       15,790
                                                           ---------    ---------

       Net cash (used in) provided by investing
       activities ......................................     132,189      360,425
                                                           ---------    ---------

                        (Continued on following page)


                           W-W CAPITAL CORPORATION
                      Statement of Cash Flows, Continued
                                 (Unaudited)



Cash flows from financing activities:
  Proceeds from lines-of-credit ........................   $ 100,000    $ 349,000

  Payments on notes payable related parties ............      (3,996)      (1,393)

  Payments on notes payable to financial
     institutions and government entities ..............    (158,285)    (621,170)

  Proceeds from exercise of common stock option ........         630         --
  Proceeds from notes payable ..........................        --         99,364
                                                             -------       ------

       Net cash provided by (used in) financing
     activities ........................................     (61,651)    (174,199)
                                                             -------     --------


  Net (decrease)  increase in cash .....................     (35,059)     (51,371)

  Cash at beginning of period ..........................     131,022      124,458
                                                             -------      -------


     Cash at end of period .............................   $  95,963    $  73,087
                                                           =========    =========


  Supplement schedule of non cash investing
    and financing activities:
  Converted accounts receivable and related
  note receivable into new secured note ................   $    --      $ 150,000



Supplemental disclosures of cash flow
   information:
 Cash paid during the period for interest ..............   $ 289,270    $ 306,752
                                                           =========    =========


                See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

NOTE 1 - BASIS OF PRESENTATION
------------------------------

     The accompanying unaudited financial statements include the accounts of W-W Capital Corporation (the Company) and its three wholly-owned subsidiaries W-W Manufacturing Co., Inc., Titan Industries, Inc., and Eagle Enterprises, Inc. All significant intercompany accounts and transactions have been eliminated.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles for full-year financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to W-W Capital Corporation's financial statements included in its Annual Report on Form 10-K for the year ended June 30, 1996. In the opinion of management, all adjustments (consisting of normal recurring accrual basis adjustments) considered necessary for a fair presentation have been reflected in the accompanying financial statements. Operating results for the three and nine month period ended March 31, 1997, are not necessarily indicative of the result that may be expected for the year ended June 30, 1997.


NOTE 2 - NET EARNINGS PER SHARE
-------------------------------

     The net earnings (loss) per share amount included in the accompanying statement of operations have been computed using the weighted average number of shares of common stock outstanding and the dilutive effect, if any, of common stock equivalents existing during the applicable three and nine month periods.


NOTE 3 - RELATED PARTY TRANSACTION
----------------------------------

     The Company has a number of related party transactions. See the footnotes to W-W Capital Corporation financial statements for the year ended June 30, 1996, included in its Annual Report on Form 10-K for the nature and type of related party transactions.

     The related party transactions include sales commission paid to Agri-Sales Associates which had entered into a sales and marketing agreement with the Company. The former owner of Eagle Enterprises is also the principal owner of Agri-Sales and holder of the Company's restricted common stock, as more fully discussed in the Annual Report on Form 10-K for the year ended June 30, 1996.

     A summary of the related party transactions that effect the Company's statement of operations for the three and nine months ended March 31, 1997, and 1996, respectively, is as follows:


                                    Three Months Ended          Nine Months Ended
                                          March 31,                  March 31,
                                          ---------                  ---------
Transactions with
Related Parties                      1997         1996         1997         1996
---------------                      ----         ----         ----         ----

Rent expense ...............     $ 15,000     $ 15,000     $ 45,000     $ 45,000


Interest income ............          504        1,009        1,934        3,948


Interest expense ...........          735          707        2,304        2,466


Commission expense .........         --           --           --        234,886

ITEM 2. Management's Discussion and Analysis  of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations.
        --------------

     The business of the Company is carried on within two segments by a number of operating units. The livestock handling equipment segment is composed of W-W Manufacturing (W-W Manufacturing) and Eagle Enterprises (Eagle), and the water and environmental product segment is represented by Titan Industries (Titan).

(A)  Analysis of Results of Operations
     ---------------------------------

     The Company realized a net profit for the three months ended March 31, 1997 of $42,776 compared to a net loss of $301,068 for the same period of 1996, an improvement of 114%. The net losses for the nine months ended March 31, 1997 and 1996 are $177,441 and $464,164 respectively.

     Net sales increased for the three month period March 31, 1997 to $3,604,314, as compared to $3,362,289 for the same period of 1996, an increase of $242,025. Net sales for the nine months ended March 31, 1997 decreased to $10,531,722 compared to $10,956,015 for 1996. The following table represents actual sales by segment group.

  Sales by segment group:             Three Months Ended          Nine Months Ended

                                           March 31,                  March 31,
                                           ---------                  ---------

                                        1997          1996          1997          1996
                                        ----          ----          ----          ----
Livestock Handling Equipment ...   $ 2,059,259   $ 1,854,485   $ 5,765,786   $ 6,073,437

Water and Environmental Products     1,545,055     1,507,804     4,765,936     4,882,578
                                     ---------     ---------     ---------     ---------
             Total Sales: ......   $ 3,604,314   $ 3,362,289   $10,531,722   $10,956,015
                                   ===========   ===========   ===========   ===========

     The sales in the livestock handling equipment segment increased $204,774 or 11% during the quarter ended March 31, 1997 as compared to the corresponding quarter in 1996, while still showing a decrease of $307,651 for the entire nine month period in 1997 as compared to the nine month period of 1996. The increase in sales for the quarter can be attributed to strong distributor and dealer demand. This demand is directly proportional to the increase in beef prices and improvement in the cattle market as a whole. Entering the spring selling season with improved cattle prices, the traditional heavier W-W equipment has regained strength in the market place. The biggest growth in sales can be seen from new distributors and dealers set up over the past year. During the depressed cattle prices the Company took steps to find new customers so when market conditions improved the Company could rebound faster than normal. The Company currently is experiencing strong demand for the entire product line from these new customers as W-W products continue to gain acceptance in the market place. The Company currently has a back log of $862,000 as compared to $231,500 for the same period in 1996. The decrease in sales for the nine months is attributed to slow demand during the first and second quarter when cattle prices were still weak. The Company has also experienced significant increases in sales in the East and Southeast which is serviced by the Eagle plant. Eagle's sales increased to $499,000 for the quarter ended March 31, 1997, as compared to $374,000 for the same period in 1996. The Company expects the Eastern and Southeastern market to continue to improve as the cow/calf operator returns to a profitable situation. The cow/calf operator is the last segment of the industry to improve after a traditional dip in the market as experienced for the past eighteen months.

     Historically, W-W Manufacturing has sold its equipment to large ranchers and operations in the high cattle populated states. During the last eighteen month cattle slump, as previously reported, the Company designed a new line of equipment and re-introduced Eagle's line of feed equipment to meet the demand of the smaller operation looking for a lighter and lower price product. These products continue to show improvement, and more importantly, has proved to be the lead-in-product allowing for sales of the traditional W-W heavier equipment as market conditions improve. The Company expects sales in the livestock handling equipment segment to remain strong and expects sales to meet or exceed 1996 levels. The Company will be introducing new products during the fall market and will continue to improve present products to meet the ever changing market demand.

     The sales in the water and environmental product segment increased $37,251 or 2.5% during the quarter ended March 31, 1997 as compared to corresponding quarter in 1996, while showing a decrease of $116,642 for the entire nine month period in 1997 as compared to the nine month period in 1996. This decrease can be attributed to governmental agencies cutting back funds for ground water monitoring and remediation. This decrease has been felt most strongly in the area serviced by Wholesale Pump, which includes Oklahoma, Texas and other Southern states. The decline in sales for the nine months ended were mainly due to lower than normal demand during the holiday period and January. As weather improved and spring approached the Company realized a strong demand for both water well supplies and environmental manufactured products.

     As reported earlier, the Company has taken steps to continue to introduce products to the market. Along with the introduction of the Pitless Tank Combo, Twin Pack Screen and High Density Polyethylene Slotted Screen (HDPE) during calendar 1996, the Company has now become the exclusive manufacturer of a new product called Enviroflex screen. This, along with the HDPE screen, continues to allow the Company to expand its presence in the horizonal drilling market. The new Enviroflex well screen is a cost-effective way to prevent sedimentation in horizontal remediation wells. Enviroflex screens offer both strength and performance without the compromises found in other screens adapted from the water or petroleum well drilling industries. Enviroflex screens are ideal for ground water extraction and soil vapor extraction wells. With the ease of installation and strength advantages of Enviroflex screens over other materials available, this product promises to be another industry leader. The Company continues to find new markets for its products and will grow in areas such as landfills, mining, environmental remediation, industrial screening and leachate collection applications. The Company will continue to establish new distributors and manufacturer's representatives in all areas of the country so that weather and economics in certain areas will not have a major impact on sales. Based upon heavy spring demand, it is anticipated that sales during the fourth quarter will be strong and sales for the entire year in this segment will equal or exceed last years sales volume.

     Gross profit margins increased from 16.73% in 1996 to 18.35% in 1997 on an overall company basis. This increase can be attributable to the improvement in the combined gross margins of W-W Manufacturing and Eagle Enterprises in the livestock handling equipment segment. The gross margins in this segment improved from 17.15% in 1996 to 20.68% in 1997. This improvement is due to strong distributor/dealer demands for traditional W-W products, improved operating efficiencies, negotiating lower steel cost, and Eagle's ability to continue to improve its sales and margins above break-even. Eagle had an operating profit during the third quarter of 1997 of $25,905 compared to an operating loss of $110,598 for 1996. For the nine months ended March 31, 1997, Eagle had an operating loss of $7,020 compared to an operating loss of $250,645 for the same period of 1996.

     Eagle has now shown a profit in two of the three quarters of fiscal 1996-1997. The second quarters loss was attributed to the normal holiday down turn with sales below break-even levels. Product sales shipped out of the Eagle manufacturing facility has improved to $1,456,962 for the nine months ended March 31, 1997 compared to 1,430,956 in 1996. At the time of this report, Eagle's sales remain strong and the Company anticipates sales and profits to remain strong throughout the balance of 1997.

     Gross profit margins in the water and environmental product segment decreased from 16.21% in 1996 to 15.53% in 1997. As reported in earlier reports, this decline is attributed to higher depreciation costs associated with the new manufacturing facility in Paxton, completed in December of 1994. Also, the decline during the quarter is a result of lower sales levels during the holidays and January with fixed cost remaining fairly consistent.

     Along with the growth of new manufactured products discussed earlier and improved sales in the spring and summer months, the Company anticipates margins to improve.

     Selling expenses, as a percent of sales, decreased to 8.09% in 1997 as compared to 9.33% in 1996. This decrease is attributed to an increase in sales in the third quarter without corresponding increase in selling expense. The cost associated with developing new territories in the livestock handling equipment segment has also been absorbed and this cost will be lower as new sales are realized from these markets. The Company also has completed its clean up on market areas that were oversold by Agri-sales during its time as the marketing and sales force for the livestock handling equipment segment. Selling expenses in the water and environmental products segment remain fairly consistent during the nine months ended March 31, 1997. As sales continue to improve company wide, it is anticipated that selling expenses will continue to decline as a percentage of sales.

     General and administrative expenses decreased $53,988 in 1997 as compared to 1996. This decrease is a combination of lower legal fees involving lawsuits and the Company continuing to cut and consolidate all general and administrating expenses. There was an increase in general administrative expense during the three months ended March 31, 1997 due to some expenses related to moving the corporate office, severance pay and the cost associated with exiting the Denver office lease early. The costs associated with the above are being expensed over the four month period of March, April, May and June of fiscal 1997. General and administration expenses during this period will actually be higher due to the cost previously mentioned. With the beginning of fiscal 1997-1998 general and administrative costs will be greatly reduced due to lower lease costs, salaries and other operational overhead reductions. The Company and Board of Directors will continue to take steps necessary to reduce when ever possible administrative expenses at all subsidiaries as well as the corporate level.

     Interest expense decreased $12,405 during the nine months ended March 31, 1997 as compared to the same corresponding period in 1996. This can be attributed to a decrease in borrowing on the lines-of-credit and a continued effort on the Comany's part to reduce debt. The Company will continue to reduce debt and anticipates the proceeds of the sale or development of the real estate in Texas will be used to pay down debt, therefore reducing interest costs. With the recent rise of interest rates, the Company can expect to see a corresponding rise in its rate charged by various institutions. However, this rise should not have a material impact on the Company with its overall debt being reduced. Inflation has not had a significant effect on operations in the recent years because of the relatively modest rate of price increases in the United States.


(B)  Liquidity and Capital Resources
     -------------------------------

     The Company used $105,598 cash in operating activities in 1997 as compared to using $237,597 in 1996. The Company, in its continuing efforts to improve inventory turnover, reduced inventory levels by $156,066 since June 1996. With the increase in sales, the Company used cash to increase accounts receivable by $132,590. The Company also used funds to reduce accounts payable by $105,047 since June of 1996. With the continued strong sales demand, management anticipates cash will be used to carry accounts receivables. The Company will continue its efforts when possible, to reduce its investment in inventory.

     The Company provided cash from investing activities of $132,190 primarily from the collection of Titan's outstanding accounts receivable balance at the time Titan was acquired. This cash was used to reduce debt and accounts payable.

     The Company had a net reduction in borrowing from financial institutions of $61,651 since June of 1996 and anticipates overall debt to continue to decrease over the balance of fiscal 1996-1997.

     During the nine months ended March 31, 1997, the Company made capital additions of $30,492, down from $130,935 for the same period of 1996. The Company is in the process of budgeting for fiscal 1997-1998 and does not anticipate an investment above current levels in capital expenditures.

     The Company renewed its banking arrangements through July of 1997, with it's primary lender on terms similar to conditions in effect December of 1996. The Company's primary lender, Bank IV of Garden City, Kansas, has been purchased by Nations Bank. The Company is negotiating arrangements with Nations Bank to go beyond July of 1997. The Board and Company are looking at other lending institutions and financial arrangements that could, over the long run, be more beneficial to the Company and reduce interest expense.

     As reported earlier, the Company listed for sale, it's property located in Johnson County, Texas. This is still the primary objective, however the development of the land seems to be the most profitable for the Company. At present a joint venture plan is in place with a local developer and real estate agent to sell the land in 30, 2 1/2 acre parcels. The Company and developer are presently seeking financial sources to finance the development cost. All proceeds from the sale or development will be used to reduce debt and expand markets.

     Management believes that with net cash provided from cash flow, available balance on lines-of- credit, funds provided from the development of the Texas property, and with the Company's ability to obtain additional long-term financing, the Company will have adequate sources to meet its current obligations.

                                     PART II
                                OTHER INFORMATION
                                -----------------

ITEM 1. LEGAL PROCEEDINGS
        -----------------

     On December 22, 1992, The March Group, Inc. (The March Group) filed a lawsuit against Eagle Enterprises, Inc and its former shareholders, Jerry R. Bellar (Bellar) and James Buford (Buford). The March Group alleges that Eagle, Bellar and Buford breached a listing contract to sell Eagle and has requested damages of $169,596 (Count I). The March Group has also sued the Company for breach of a separate agreement which the Company has made with The March Group promising to direct all inquiries it had regarding the purchase of Eagle through The March Group and is seeking damages of $169,596 (Count II). Additionally, The March Group is requesting damages against Eagle, Bellar and the Company under a specific Tennessee statute which would allow The March Group three times its proven actual.

     On May 6, 1994, the Chancery Court, for the state of Tennessee, entered an order requiring Eagle to pay the March Group $169,596 under Count I and ruled in favor of the defendants on Counts II and III. On June 7, 1995, the court of appeals reversed the decision that Eagle had to pay $169,596. The case (Count I) has been remanded back to trial court for trial. The court of appeals affirmed the decision of the trial court on Count II and III in favor of the Company. After the Court of Appeals decision, Eagle filed an application for review to the Tennessee Supreme Court asking it to reconsider the Court of Appeals decision rejecting Eagle's claim that plaintiff violated the Tennessee Real Estate Broker Licensing Act, thus forfeiting any fee under the listing contract. Trial of the remanded case to the trial court would not begin until such time as the Tennessee Supreme Court has decided whether to grant Eagle's application for review. The Tennessee Supreme Court denied Eagle's application to review the Court of Appeals decision and trial was held on December 1996 in the Chancery Court of Nashville, Tennessee. On December 9, 1996 the Court ruled in the favor of The March Group and judgement was entered against Eagle for $137,264 plus prejedgement interest totalling $30,815.45 and post judgement interest at the stationary rate of 10% per annum and costs of the action. Under the terms of the Eagle Exchange Agreement, Bellar acknowledges that his indemnification obligates him to pay Eagle for all damages awarded The March Group in excess of $50,000. In January 1997 Bellar filed a post trial motion in this case and has settled with The March Group.

     W-W Capital had previously recorded the $50,000 minimum fee and on April 3, 1997 paid the $50,000 to finalize its obligations in this suit. Mr. Bellar has paid all sums in excess of the $50,000 and this case is now closed.

ITEM 2. CHANGES IN SECURITIES
        ---------------------

  Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        -------------------------------

  Not Applicable

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
        --------------------------------------------------

  Not Applicable

ITEM 5. OTHER INFORMATION
        -----------------

  Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

  Exhibit 27 Financial Data Schedule

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        W-W CAPITAL CORPORATION
                                              (Registrant)

Dated: May 21, 1997                By:         /s/ Dianne J. Gano
                                        --------------------------
                                        Dianne J. Gano, Controller




Dated: May 21, 1997                By:         /s/ Steve D.Zamzow
                                      ----------------------------
                                      Steve D. Zamzow,  President  & CEO

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   W-W CAPITAL CORPORATION
                                                    (Registrant)

Dated:  May 21, 1997               By:________________________________
                                      Dianne J. Gano, Controller


Dated: May 21, 1997                By:________________________________
                                      Steve D. Zamzow,  President  & CEO