Form 10-K
period 1997-06-30
W W CAPITAL CORP
filed 1997-10-29
CIK 831253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

     Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of X 1934 ---------

For the Fiscal year ended June 30, 1997 or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 _____

For the Transition period from ____________ to ____________

Commission File No.:  0-17757

                             W W CAPITAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                                93-0967457
-------------------------------                                   ----------
(State or other jurisdiction of                                 (IRS Employer
incorporation of organization)                               Identification No.)

3500 JFK Parkway, Suite 202
Ft. Collins, Colorado                                            80525
-------------------------------------                            -----

Address of principal                                           (Zip Code)
executive office)

Registrant's telephone number, including area code:   (970) 207-1100
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                             Name of exchange or
        Title of each class                                    which registered
        -------------------                                    ----------------
    Common stock, $.01 par value                                     None

Securities registered pursuant to Section 12(g) of the Act:


                           Common Stock $.01 par Value
                           ---------------------------
                                (Title of Class)
                            (continued on next page)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X                     No
                            --------                                   --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.
                        Yes     X                     No
                            --------                                   --------

The aggregate market value of the voting stock held by non-affiliates of the Company on October 24, 1997 (2,464,088 shares of common stock) was $418,895 based on the average of the bid and asked prices ($0.17 per share) as quoted on the over the counter market.

The number of shares outstanding of each of the Company's sales of common stock, as of October 24, 1997 was:

                         Common Stock, 5,540,661 Shares
                                 $.01 par value

Documents Incorporated by Reference
-----------------------------------

*This value is not intended to make any representation as to the value or worth of the Company's shares of common stock. The number of shares held by non-affiliates of the Company has been calculated by subtracting shares held by controlling persons of the Company from the shares issued by the Company and outstanding.

                             W W CAPITAL CORPORATION
                                    FORM 10-K

                                     PART I
Item 1.           Business
-------           --------

(a)               General Development of Business
---               -------------------------------


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

On October 26, 1992, the Company entered into an exchange agreement ("Eagle Exchange Agreement") with Eagle Enterprises, Inc., a Tennessee corporation ("Eagle"), whereby the Company would issue to Eagle common stock, in exchange for all the outstanding stock of Eagle. The consummation of the Eagle Exchange Agreement was subject to approval by the Board of Directors of the Company. At a special meeting of the Board of Directors held October 20, 1992, the Board unanimously approved the acquisition. The actual closing and exchange of stock took place on October 26, 1992. Under the terms of the Eagle Exchange Agreement, the sole stockholder of Eagle (Jerry Bellar) received 325,000 shares of W W Capital Corporation common stock in exchange for all the outstanding common shares (1,539) of Eagle Enterprises. The shares had an aggregate value of $893,750 at the day of closing. The purchase price was arrived through an arms length negotiation. Eagle Enterprises was formed in August 1985 to manufacture livestock handling equipment. The company is presently located in a 40,000 square foot facility on 11 1/2 acres in Livingston, Tennessee. The Company's primary products are creep, bunk, mineral and round bale feeders for livestock. The company also manufactures livestock panels and gates along with two versions of headgates.

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

On October 15, 1993, the Company acquired various assets of Wholesale Pump and Supply, Inc. ("Wholesale") of Oklahoma City, Oklahoma by issuing 250,000 shares of common stock. The shares had an aggregate value of $145,000 at the day of closing. The purchase of assets was arrived through an arms length negotiation. Wholesale operates as a division of Titan Industries and is currently doing business in a 10,000 square foot warehouse rented on a month to month basis. The company's primary functions are distributing water well supplies and environmental monitoring equipment for testing ground water.

(b)               Financial Information About Industry Segments
---               ---------------------------------------------

The business of the Company is carried on within two segments by three operating units, each with its own organization. The management of each operating subsidiary unit has responsibility for product development, manufacturing, marketing and for achieving a return on investment in accordance with the standards and budgets established by W W Capital. Overall supervision, coordination and financial control are maintained by the executive staff from the corporate headquarters located at 3500 JFK Parkway, Suite 202, Ft. Collins, Colorado. As of June 30, 1997, the Company and its segments had approximately 147 employees. The reader is referred to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and notes to the Company's Financial Statements for certain financial information regarding these segments.

(c)               Narrative Description of Business
---               ---------------------------------

The registrant conducts its business through its two business segments: livestock handling equipment group, and the water and environmental products group. A discussion of these segments follows.

Livestock Handling Equipment Group
----------------------------------

This division generated 54.2% of total corporate sales compared to 51.9% for fiscal 1996.

Principal Products, Markets and Distribution
--------------------------------------------

The Livestock Handling group manufactures a broad line of cattle handling, equine (horse), rodeo equipment and containment systems. This equipment is used by farmers, ranchers, rodeos, county fairs, veterinarians and universities. Presently with its 51 year old history W-W Manufacturing, the primary subsidiary of this segment, is well recognized in the industry as the leader in production of livestock equipment. With the acquisition of Eagle Enterprises, October 1992, the Company has experienced growth with this segment reaching a record high sales of $11,369,826 for fiscal year June 30, 1994. Eagle had manufactured all types of livestock feeding equipment and various containment systems similar to that manufactured by W-W Manufacturing. The Eagle line of products is primarily distinguished from W-W Manufacturing's products by a purchase decision that is primarily motivated/driven by pricing considerations.

Eagle had eliminated some of its line of feeding equipment which had not been profitable in 1995. By elimination of these products, Eagle has the manufacturing capacity to produce the majority of W-W Manufacturing line of products, thus improving its delivery time to Dealer/Distributors in the east, and southeastern United States. The Eagle plant was realigned to complement the W-W Manufacturing line of products and all products will be sold under the W-W Manufacturing name. This is significant since the W-W Line has a long term (51 years) reputation as an industry leader and manufacturing of quality equipment. Now that the W-W Manufacturing line is manufactured at Eagle, Eagle has reintroduced a redesigned feeding line to meet customer needs and enabling Eagle to produce it profitably. This reintroduction should help Eagle reclaim sales levels that were lost when the feeding line was dropped as well as pick up new sales from customers previously handling the W-W Manufacturing line only. The redesigned feeding line is also being introduced into the midwest and west markets and is now being manufactured at W-W Manufacturing. Feed equipment has proven to be a lower margin product line but continues to sell during depressed market conditions and is used as a lead in product to gain new customers acceptance for the traditional higher margin W-W working equipment line.

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

The Company did not renew the sales and marketing agreement with Agri-Sales Associates (Agri-Sales) after the first term concluded in October of 1994. When utilizing the services of Agri-Sales, some new accounts were established, but the Company felt it lost some control over the sales functions and felt it necessary to have closer contact with its customers. After the conclusion of the Agri-Sales Agreement management assessed the conditions of its customers and market and realized that not all products were selling and customers inventory levels were too high. With over sold market areas, the Company had to develop a plan to systematically help customers understand and sell through its inventory. The Company has established sales areas and hired salespeople to cover the entire United States. With an aggressive sales and marketing plan in place the Company has hired an experienced sales manager and seven salesmen to continue to expand our Dealer/Distributor network. During the transition from Agri-Sales to our own in-house sales staff and the expansion into new market area, sales expenses have been higher than expected as salesmen gain knowledge of the customers and market. As our Dealer/Distributor network is expanded, management felt there would be an overall reduction in sales expenses and this savings would be realized on the bottom line. This can be seen clearly by looking at the continued decline in selling cost in the accompanying financial statements. A substantial majority of this segment's sales will continue to be in cattle handling equipment. It is expected that 80% of these sales will be generated through the expanded Dealer/Distributor network. At present the Company works with approximately 94 different distributors representing 5,700 Sub-Dealers throughout the United States and Mexico.

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

Cost of distribution of products has and will continue to be a problem for the customers and the Company. To help lower this cost the Company needs to continue to find ways to fill trucks with a variety of products. With the introduction of the feed equipment, the stock tank line, and other horse related products, the Company anticipates these products will help reduce its distribution cost and provides its customer the opportunity to carry more items with less depth of inventory.

Management believes these developments are key to the success of the Company's future expansion, and intends to continue to increase its Dealer/Distributor network vigorously. Demonstration, seminars and special design will continue to be offered and special discounts given to principal distributors for volume purchases.
                                       4

Raw Materials and Facilities
----------------------------

The manufacture of livestock handling equipment requires various sizes of steel, tubing and other related steel products. The products necessary for fabrication of equipment are purchased from numerous steel companies, and the Company has experienced no difficulties in obtaining adequate supplies. The subsidiaries of this segment are located as follows: W-W Manufacturing, the largest by sales volume of the two subsidiaries, is located at 2400 East Trail Street, Dodge City, Kansas. Eagle Enterprises, is located at 175 Windle Community Road, Livingston, Tennessee. The Hydraulic Chute division is located at 401 Loomis Rd., Weatherford, Oklahoma.

Competition
-----------

The Company encounters competition in varying degrees in both cattle handling and equine product lines. Competitors are primarily domestic producers of similar products. These companies compete in price, delivery schedules, quality, product performance and other conditions of sales. During 1997 and 1996, management invested in new equipment, did extensive training, scheduled many live demonstrations, improved plant efficiencies, introduced new product improvements and new products, in order to maintain its competitive edge.

Strategy for Growth
-------------------

Growth is anticipated in two areas. First, the Company will continue to expand the distributor/dealer network and expand into the upper midwest and west. However, this area for growth will be constrained by availability of capital resources and continuing good market conditions.

Diversification into related product areas now served by the Company could afford a second area for growth. Management believes W-W Manufacturing's 51 year old reputation for quality, as well as for introducing new innovations into existing products, has positioned the Company ideally as a marketer for new products of its own as well as other companies' products.

                      Water and Environment Products Group
                      ------------------------------------

The water and environmental products group consists of Titan Industries of Paxton, Nebraska with distribution locations in Dodge City, Kansas and its division, Wholesale Pump and Supply in Oklahoma City, Oklahoma. This group accounts for 45.8% of total corporate sales for the fiscal year 1997. This compared with 48.1% in fiscal year 1996.

Titan's functions are broken down primarily into two divisions. The distribution of water well supplies and related products, and manufacturing of environmental products for the water industry.

Principal Products, Markets and Distribution
--------------------------------------------

The Company distributes (wholesale) a wide variety of water well and related products. These products include submersible pumps, high pressure tanks, pipe, pipe fittings and various other accessories for water well drillers, plumbers and various other applications of water uses. The Company sells these products by direct sales through the sales force, by dealers and independent representatives. These products are primarily sold in a close proximity to the present three distribution points in Paxton, Nebraska, Dodge City, Kansas, and Oklahoma City, Oklahoma. The Company has taken steps to widen its water well supplies distribution by offering new lines not carried by local competitors. Titan has also improved its delivery schedules to meet the demands of these customers thereby making service the top priority in expanding this segment of the business.
                                       5

The Company is also involved in manufacturing water well monitoring equipment which adds an environmental aspect to the business. Titan manufactures several unique products like flush threaded PVC pipe which allows strong joints without glue. Flush threaded pipe allows for seamless joints both inside and out. This is significant as monitor wells are tested for impurities, in the parts per million category, where joint solvents and glues can actually be measured as part of the contamination. By packaging products together as monitoring well units, the Company is able to sell these units for greater total profit margins than the individual components command as separate (commodity type) items. Another unique product produced by Titan is flush mounted PVC screens which offer a lower cost and longer life since standard steel screens are subject to corrosion. Titan has introduced several new products expanding its manufacturing goods to include a combo-buried pressure tank Enviroflex well screen, and various Verta-slot applications used in heavier wall applications. The Company has added significant growth in the environmental sales with other products such as well protectors, manhole covers, drainage pipe and various other related products.

The environmental products are marketed through distributors which have been set up throughout the United States. Management plans to continue its efforts to market aggressively to government agencies as the guidelines for ground water testing become more stringent.

Raw Materials and Facilities
----------------------------

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

Competition
-----------

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

Strategy for Growth
-------------------

Growth is anticipated in several areas. First, distributor demand of the Company's existing product line has continued to remain strong as more and more distributors around the Country became aware of Titan's quality and reliability of delivery. The Company has improved significantly sales of larger diameter pipe with the manufacturing equipment added during 1994. Since gross profit margins increase in direct proportion to pipe diameter size, this new equipment should enhance profitability. With the addition of Wholesale Pump and Supply in Oklahoma City, Oklahoma, growth to the south, southeast and southwest has been greatly improved. The Company anticipates significant additional increases in these areas with the environmental well products due to the ease and speed of delivery. Second, the Company continues to increase marketing its products to governmental agencies as they expand the Environmental Protection Agency guidelines for testing of ground water. Third, the Company has been
                                       6
investigating and developing new slotting techniques using high density polyethylene pipe for use in the horizontal drilling industry. This product is being used extensively by land fills and in other waste treatment applications. The Company has also expanded its market in custom fabrication of pipe through round hole perforations, Titan Versa slot and other applications as requested by customers. Recent developments in the mining industry show that their is a significant market for Titans products and is presently looking for ways to distribute its line of products.

                   Other Information Relative to the Business
                   ------------------------------------------

Patents and Trademarks
----------------------

The Company holds no patents or registered trademarks or service marks.


Seasonality
-----------

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

Practice Relating to Working Capital
------------------------------------

The information relating to this Item is included under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

Dependence Upon a Single Customer
---------------------------------

 Not Applicable

Dollar Amount of Backlog Orders
-------------------------------

Backlog in the livestock handling equipment group was $726,751. This increase from 1996 is due to general improvement in the cattle market but mostly improved dealer/distributor demand.

The water and environmental products showed a backlog increase from $205,000 in 1996 to $265,000 on June 30, 1997. This increase is due to larger demand for manufacturing goods. Substantially all the backlog is expected to be realized as sales during the first quarter of the 1997 fiscal year.

Business Subject to Renegotiation at Election of Government
-----------------------------------------------------------

Not Applicable

Research and Development Expenditures
-------------------------------------

Due to the nature of manufacturing operations of the Company and the types of products produced by its two segments, expenditures for research and development are not material to the overall operating cost.

Compliance with Environmental Controls
--------------------------------------

In 1996, the Company had determined that a significant amount of paint located at its Tennessee facility, must be disposed of to comply with environmental regulations. The Company had estimated a range of $10,000 to $45,000 as the cost to dispose of this paint based upon management's estimate and the actual cost incurred subsequent to June 30, 1996 to dispose of the most contaminated barrels of paint. The Company had accrued $10,000 of this charge as a liability in the fiscal 1996. During 1997, the Company successfully completed its cleanup, and the remaining cost of $15,561 that had not been accrued in 1996 has been reflected in the accompanying financial statements for 1997.

To the best of its knowledge, the Company believes that it is presently in substantial compliance with all existing environmental laws and does not anticipate that such compliance will have a material effect on its future capital expenditures, earnings or competitive position with respect to any of its business segments.


Item 2.           Properties
-------           ----------

The Company's corporate headquarters is located at 3500 JFK Parkway, Suite 202, in Ft. Collins, Colorado, and is leased from an unrelated third party.

The livestock handling equipment division is located at 2400 East Trail Street, Dodge City, Kansas. This facility is leased from Murle F. and Sara R. Webster, shareholders of the Company, for $5,000 per month, on a month to month basis. This facility is comprised of approximately 40,000 square feet in three buildings. The Company also has an Hydraulic division located at 401 Loomis Rd., Weatherford, Oklahoma. This facility is comprised of approximately 10,000 square feet.

Eagle  Enterprises  is  located  at  175  Windle  Community  Road,   Livingston,
Tennessee. This facility is owned by the Company and has approximately 40,000 square feet located on 11 1/2acres of land.

The water and environmental products group conducts its primary operations at Highway 30, Paxton, Nebraska, in a facility which consists of general offices, manufacturing facilities and open storage areas. This facility is approximately 25,000 square feet on 10.1 acres of land. The Company also has a distribution facility at 1904 West Wyatt Earp, Dodge City, Kansas. Both of the aforementioned locations are owned by the Company. Titan leases a third distribution facility for its division, Wholesale Pump and Supply located at 1821 N.W. 4th Drive, Oklahoma City, Oklahoma. The facility consists of approximately 10,000 square feet of space, and is rented on a month to month basis for $1,100 per month.

The Company also owns an undeveloped 95 acre tract located southeast of Fort Worth, Texas. The Company has listed this property for sale for $400,000, and also is investigating the possibility of a joint venture development.

Item 3.           Legal Proceedings
-------           -----------------

      On December 6, 1996, WW Capital and its legal counsel, Klenda, Mitchell, Austerman and Zuercher, a Limited Liability Company and General Partnership filed a law suit in the U.S. District Court Wichita, Kansas against Jerry R. Bellar, individually. WW Capital sued to recover under provisions of the Exchange Agreement cost associated with the settlement of "People's Bank of Hunstville v. Liberty Metals Fabricating, LTD and Eagle Enterprises." It is management's opinion that any amounts paid to Liberty Metals, on behalf of Eagle would be indemnified by Bellar. It was indicated during the purchase of Eagle that Eagle's exposure in the Liberty Metals case was "at worst a wash-out". Bellar denies that the Liberty Metal case is covered under the indemnification agreement. WW Capital is seeking to recover approximately $53,000 relating to the settlement of the Liberty Metals case.

      In addition the Company is seeking to recover its Legal fees advanced on behalf of Bellar relating to the March Group case. Provisions of the exchange agreement and a letter from Mr. Bellar to the Company attorneys, Klenda, Mitchell, Austerman and Zuercher, call for Mr. Bellar to reimburse the Company for all legal fees expended by the Company on Mr. Bellar's behalf. Mr. Bellar contends that the legal fees advanced on his behalf are unreasonable and has denied to reimburse the Company for these fees.

      On or about March 26, 1997, the above captioned case was transferred to the United States District Court for the Middle District of Tennessee in Nashville. The Company has retained legal counsel of Farris, Warfield, and Kanaday, PC in Nashville to handle the case.

-------------------------------

      On two occasions the Company has made written offers to settle the case with Mr. Bellar. At this time, the settlement offers have been rejected by Mr. Bellar. Presently the case is in the discovery phase and management can not project an outcome at this time. WW Capital is seeking to recover approximately $195,235 relating to the reimbursement of legal fees and Liberty Metals, of which $167,572 has been recorded in the financial statements.

      In April, 1994, W-W Manufacturing and Eagle sent written notice to Agri-Sales that the Companies would not renew their sales and marketing agency agreement with Agri-Sales when the two year initial contract term expired on October 26, 1994. Agri-Sales informed the Company that under the contract, W-W Manufacturing and Eagle can not terminate the sales and marketing agreement until May 26,1995. On October 5, 1994, the Company filed a lawsuit in the
Sixteenth Judicial District, Ford County, Kansas, asking the Court for declaratory judgment and a preliminary injunction against Agri-Sales to resolve the issue. On October 10, 1994, Agri-Sales filed an answer and made application for a temporary injunction against the Company. On October 20, 1994, the District Judge denied Agri-Sales application for a temporary injunction against the Company. Additionally, Agri-Sales had filed a counter claim for relief estimating damages of $500,000 to $600,000 for the commissions Agri-Sales would have earned for the period October 26, 1994 to April 26, 1995, (the date Agri-Sales contends that the contract will expire) and actual damages of $475,206. Management was confident the court would decide that the contracts did expire on October 26, 1994 and the actual amounts due Agri-Sales based upon the Company's calculation, which had been recorded in the accompanying financial statements, are substantially less than the amounts claimed. This case is in discovery and the Company's legal counsel is unable to express an opinion on the outcome of this case. The Company has been negotiating with Agri-Sales to settle this lawsuit.

      While the case was in the Discovery stage, the Company reached a settlement agreement with Agri-Sales to settle the lawsuit. The Company offered to pay $180,000 with $30,000 due upon final settlement of the March Group, Inc. lawsuit discussed below with the remaining balance payable in semi-annual payments of $25,000 until paid in full, with zero interest. This offer was accepted by Jerry Bellar and an agreement was entered into on December 2, 1996. The second installment of $25,000 has not been paid awaiting the outcome of the lawsuit the Company filed against Bellar for non-compliance with the exchange agreement previously discussed above.

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

      Additionally, The March Group is requesting damages against Eagle, Bellar and the Company under a specific Tennessee statue which would allow The March Group three times its proven actual damages of $508,788 (Count III).

      On May 6, 1994, the Chancery Court, for the State of Tennessee, entered an order requiring Eagle to pay The March Group $169,596 under Count I and ruled in favor of defendants on Counts II and III. On June 7, 1995 the court of appeals reversed the decision that Eagle had to pay $169,596. The case (Count I) has been remanded back to trial court for trial. The court of appeals affirmed the decision of the trial court on Count II and III in favor for the Company. After the Court of Appeals decision, Eagle filed an application for review to the Tennessee Supreme Court asking it to reconsider the Court of Appeals decision rejecting Eagle's claim that plaintiff violated the Tennessee Real Estate Broker Licensing Act, thus forfeiting any fee under the listing contract. Trial of the
                                       10
remanded case to the trial court will not begin until such time as the Tennessee Supreme Court has decided whether to grant Eagle's application for review. The Tennessee Supreme Court denied Eagle's application to review the Court of Appeals decision and trial was held on December 1996 in the Chancery Court of Nashville, Tennessee. On December 9, 1996 the Court ruled in the favor of The March Group and judgment was entered against Eagle for $137,264 plus prejudgment interest totaling $30,815.45 and post judgment interest at the stationary rate of 10% per annum and costs of the action. Under the terms of the Eagle Exchange agreement, Bellar acknowledges that his indemnification obligates him to pay Eagle for all damages awarded The March Group in excess of $50,000. In January 1997 Bellar filed a post trial motion in this case and has settled with The March Group.

     WW Capital had previously recorded the $50,000 minimum fee and on April 3, 1997 paid the $50,000 to finalize its obligations in this suit. Mr. Bellar has paid all sums in excess of the $50,000 and this case in now closed.

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

Item 4.           Submission of Matters to a Vote of Security Holders
-------           ---------------------------------------------------

No matters were submitted for a vote of security holders of the Company during the fourth quarter of the fiscal year ended June 30, 1997.

                                     PART II
                                     -------


Item 5. Market for Registrant's Common Equity and Related Stockholder Matter
----------------------------------------------------------------------------

Market Information
                                        High Bid                    Low Bid
Quarter ended
-------------
September 30, 1995                       $ 0.313                     $0.281
December 31, 1995  0.313                   0.313                      0.281
March 31, 1996                             0.281                      0.281
June 30, 1996                              0.063                      0.063

September 30, 1996                       $ 0.063                    $ 0.063
December 31, 1996  0.063                   0.063
March 31, 1997                             0.130                      0.130
June 30, 1997                              0.230                      0.230

The Company's Common Stock is listed on the over-the-counter market and trades under the symbol "WWCL".

Holders
-------

As of October 21, 1997 the Company had approximately 558 record holders of its common stock, not including some individuals holding shares in street name.

Dividends
---------

The Company did not pay dividends during 1997 or 1996 and does not intend to pay cash dividends in the foreseeable future. The management of the Company intends, for the present, to retain all available funds for the development of its business. Additionally, certain of the Companies' loan covenants prohibit the paying of dividends.

Item 6.           Selected Financial Data
-------           -----------------------

                               Year Ended June 30,


                                  1997           1996            1995           1994             1993 (2)
                                  ----           ----            ----           ----             --------
SUMMARY OF OPERATIONS:
----------------------
Net Sales ................   $ 15,072,285   $ 14,512,234    $ 15,563,461    $ 16,659,136    $ 13,532,260

Gross Profit Margin ......      2,859,843      2,412,831       3,071,783       3,524,784       3,258,670

Operating Earnings (Loss)         349,922       (461,213)         26,172        (151,171)       (206,831)

Interest Expense .........        374,522        382,901         384,391         284,435         210,454

Operating Expense ........      2,509,921      2,874,044       3,045,611       3,675,955       3,465,501

Net Earnings (Loss) ......         28,120   $   (717,799)   $   (405,987)   $   (210,669)   $   (386,866)

PER SHARE DATA:

Earnings (Loss) ..........            .00(A)$ (      .13)   $   (    .07)   $   (    .04)   $ (      .09)

Dividends per Common Share            .00            .00             .00             .00             .00

Weighted Average
Shares Outstanding .......      5,549,544      5,530,661       5,449,993       5,277,981       4,551,213

FINANCIAL CONDITION:
--------------------

Total Assets .............   $  8,679,093   $  8,893,908    $  9,547,517    $  9,540,438    $  8,562,981

Fixed Assets (Net) .......      2,296,363      2,601,594       2,801,530       2,399,172       2,087,958

Long-term Debt ...........        577,074      1,927,267       1,830,730       1,532,484       1,562,597

Stockholders Equity ......      2,452,990      2,424,240       3,142,039       3,476,328       3,452,067

Working Capital (1) ......        289,203   $  1,284,898    $  1,083,808    $    534,171    $    971,460

Current Ratio (3) ........           1.05           1.28            1.24            1.12            1.27

A.  Less than .01 cent

(1)  The year ended 1997 reflects a reclassification of debt from long-term to current due to the renewal of Bank lines less than one year.

(2) The year ended 1993 reflects the acquisition of Eagle  Enterprises from September 1, 1992 through June 30, 1993.

(3) Percent of current assets to current liabilities.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
     of Operations
     -------------

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

                                            1997                        1996                     1995
                                            ----                        ----                     ----

Livestock Handling Equipment ...   $  8,170,971       54.2%    7,522,417       51.9%  $  8,870,970       57.0%
Water and Environmental Products      6,901,314       45.8     6,989,817       48.1      6,692,491       43.0
                                   ------------      -----   -----------      -----    ----------   -----------
                Total Revenues .     15,072,285      100.0    14,512,234      100.0     15,563,461      100.0
                                     ----------      -----    ----------      -----     ----------      -----

Cost  of Revenues ..............     12,212,442       81.0    12,099,403       83.3     12,491,678       80.3
                                   ------------      -----    ----------      -----     ----------   ----------
Gross Profit ...................      2,859,843       19.0     2,412,831       16.7      3,071,783       19.8
Selling, General  and
     Administration Expense ....      2,509,921       16.7     2,874,044       19.9      3,045,611       19.6
Operating Earnings (Loss) ......        349,922        2.3      (461,213)      (3.2)        26,172        0.2
Other Income (Expense) .........         52,720        0.4       143,728        1.0        (33,192)      (0.2)
Interest Expense ...............       (374,522)       2.5      (382,901)      (2.7)      (384,391)      (2.5)
                                   ------------      -----    ----------      -----     ----------       -----
Earnings (Loss) Before
     Income Taxes ..............         28,120        0.2      (700,386)      (4.9)      (391,411)      (2.5)
Income Taxes Net ...............           --          0.0        17,413       (0.1)        14,576        0.1
                                   ------------        ---        ------       ----         ------     -------

Net  Earnings (Loss) ...........   $     28,120        0.2% $   (717,799)      (5.0)% $   (405,987)      (2.6)
                                   ============        ===  ============       ====   ============       ====


Depreciation and Amortization ..   $    408,561        2.7% $    444,653     3.1 %    $  449,245          2.9%
                                   ============        ===  ============     ===      ==========          ===

Fiscal Year Ended June 30, 1997 Compared to Fiscal Year Ended June 30, 1996:

The Company had net earnings of $28,120 in 1997, as compared to a net loss of $717,799 in 1996. After showing a net loss of $220,217 through the first six months of the fiscal year, the Company made a profit the last two quarters of $42,776 through the third quarter ended March 31, and $205,562 for the fourth quarter ended June 30, 1997. The improved performance is due to improved sales and profits in the livestock and equipment segment, while the water and environmental products segment remained fairly consistent with the previous year.

Total sales increased $560,051 or 3.9% to $15,072,285 in fiscal 1997 as compared to $14,512,234 in fiscal 1996. Total sales in the livestock equipment segment increased $648,554 to $8,170,971 in 1997. Sales in the water and Environmental products segment decreased $88,503 to $6,901,314 in 1997 compared to $6,989,817 in 1996. The increase in livestock handling equipment sales can be attributed to improved sales by both Eagle of $208,439 and W-W Manufacturing of $440,115. The increase is attributable to general improvement of the cattle industry during the last half of fiscal 1997, and the efforts of expanding the distributor/dealer network during the declined cattle market of the past eighteen months. The newly expanded distributor/dealer network produced strong results during the third and fourth quarters. Special sales and designs for Fairs, Expo Centers and Rodeos continue to remain steady as the Company continues to be the leader in this area. Sales continue to improve on the new re-introduced feed equipment and new panel lines along with the traditional heavy cattle equipment. The demand from feed yards and vets for hydraulic chutes and working arenas remain strong and is expected to continue throughout the fiscal year. New and continuing equine (horse) products continue to gain strength in the east and other areas of the country that have heavy horse population. The Company will continue its efforts in the equine equipment area to avoid sales decline when the next cattle slump occurs.

Rodeo equipment sales remain strong as the Company continues to maintain its place as the leader of this segment of the livestock equipment business. The Rodeo Equipment is the preferred choice of various rodeo associations including the Professional Rodeo Cowboy Association, supplying equipment for the NFR Finals for almost 20 years, and the Pro Rodeo Hall of Fame.

The Company continues to evaluate existing products for improvement as well as develop new products to insure it maintains its leadership roll in the livestock equipment industry. By listening to the end user and dealers, the Company introduced innovative improvements to existing products during fiscal 1997 which has helped improve distributor/dealer sales. Livestock systems which have always been one of the strongest aspects of the Company's business has been boosted with the introduction of two modified systems during the second half of fiscal 1997. Sales in all areas of the livestock equipment segments are expected to remain strong through fiscal 1998 with the strongest growth to be in new distributor/dealer sales.

The Company's two basic aspects of the water and environmental products segment are distribution of water well supplies, and the manufacturing of various pipes, tanks and accessories for the water, horizontal drilling and mining industries.

While sales decreased slightly in the water and environmental products segment, sales of Company manufactured products showed strong improvement. Sales continue to go well in standard flush joint PVC screen and casing, and slotted high-density polyethylene pipe introduced in fiscal 1996 has continued to gain strength in the horizontal drilling market.

Titan's Ver-ta Slot product continues to show strong acceptance which product developed for heavier wall applications found in landfills highway construction, and various mining applications. Vertical slotted openings are available in various diameters, schedules and types of pipe the Company has develop the Ver-ta Slot for all applications and material including belled end, gasket end, plain end or flush joint material

Another new product gaining market acceptance is Titan's Combo-buried Pressure Tank. This tank offers many advanced features over competitor's tanks including strength, convenience of installation, and simplified operation. With the introduction of the Enviorflex well screen, Titan again leads the way with an innovative well screen that's a cost effective way to prevent sedimentation in horizontal remidiation wells. This screen offers strength and high performance not found in other screens. This screen can be used for ground water, extraction applications, and solid vapor extraction wells. These and other new products being developed will help Titan maintain its reputation for being the "ultimate supplier" of water and well products.

To help prevent the winter months downturn in the distributor portion of the business Titan has expanded its distributor/dealer base in the south and west. The expansion is expected to maintain higher sales levels during late second and earlier third quarters. Traditionally these quarters are lower sales months due to the extreme weather conditions in the midwest. It is anticipated that fiscal 1998 sales will improve slightly through second and third quarters of fiscal 1998 with strong sales during the late spring and early summer quarters.

Gross margins improved to 19.0% in 1997 from 16.7% in 1996. The livestock handling equipment segment improved to 20.6% in 1997 compared to 18.8% in 1996, and the water and environmental segment improved its gross profit to 17.0% in 1997 as compared to 16.6% in 1996. The improved gross profit in the Livestock segment is due to Eagle's improvement to 11.5% in 1997 compared to (4.3%) in 1996. W-W Manufacturing improved to 23.7% in 1997 compared to 22.5% in 1996. These improvements are due to lower steel and related costs and better efficiencies in the manufacturing process. The Company is looking at all ways to improve gross margins and feels that improvements will continue in fiscal 1998. The increase in gross profit margins in the water and environmental products were due to slightly lower prices on PVC pipe, increased sales in the manufactured products, which commands higher profit margins.

Selling expenses as a percentage of sales decreased to 7.6% in 1997 from 9.4% in 1996. Selling expenses in the livestock equipment segment decreased to 9.2% in 1997 compared to 13.2% in 1996. Selling expenses in the water and environmental products segment were relatively steady at 5.6% in 1997 compared to 5.3% in 1996. As seen above, the overall decrease in selling expense was attributed to the improvements in the livestock equipment segment. These improvements were generally due to the increase in sales while expenses stayed relatively consistent. Another reason for the decrease was the higher expenses in 1996 on selling aids and literature without a corresponding amount spent in 1997. Sales salaries have remained fairly consistent and as sales continue to improve, selling expense as a percentage of sales should continue to decline.

General and administrative expenses decreased $146,998 in fiscal 1997 as compared to fiscal 1996. The decline is attributable to lower legal expenses with several lawsuits being settled during the year. (See note to financial statement regarding litigation's.) Other factors include reducing staff at subsidiary levels as more duties and functions are performed by the Corporate headquarters, as well as reducing overall telephone, insurance and travel costs. During the last half of the fiscal year, the Board of Directors took steps to cut corporate overhead. However, the benefits of these cuts did not have an impact on the fiscal year ended June 1997, due to the cost of buying out of the lease space in Denver, Colorado and the severance pay issued to a former officer of the company. These costs were absorbed during the fourth quarter of fiscal 1997. The Board of Directors and management feels that general and administrative expenses should continue to decline during the current fiscal year.

Interest expenses declined slightly in 1997 to $374,522 from $382,901 in 1996. This was attributable to the overall reduction in debt in all companies through fiscal 1997. Management has and will continue to take the steps necessary to keep the various subsidiary's operations competitive in products, services offered and obtaining quality employees. The steps taken in the Livestock Equipment segment last fiscal year, as explained in the following section comparing Fiscal 1996 with Fiscal 1995, have proven to be very positive steps for the Company. The Company has lowered cost, improved margins, sales and profits. Expenses used to obtain new distributors/dealers has proven to be a wise investment with over ten new distributors with over 100 store locations. Management can not guarantee that current conditions will continue due to outside influence that the Company can not control such as the economy, interest rates, cattle prices, weather conditions, and grain prices. However, based on dealers, the cattle outlook, steps the Company has taken with new product, it is expected that fiscal 1998 will continue to be profitable.

It is anticipated the sales and profits from the water and environmental products segment to be similar to fiscal 1997 levels in fiscal 1998 with a modest growth. This segment will continue to expand its efforts to market higher margin manufactured products to its present customers as well as continue to expand into the horizontal drilling, waste treatment and mining markets. It is anticipated that with both segments current condition, the Company can anticipate sales and profits to be on the increase for fiscal 1998.

Fiscal Year Ended June 30, 1996 Compared to Fiscal Year Ended June 30, 1995:

The Company incurred a net operating loss of $717,799 in 1996, as compared to a net operating loss of $405,987 in 1995. The increase and the overall loss was attributed directly to the Company's livestock equipment handling segment while the water and environmental products segment increased its profits and sales.

Total sales declined from $15,563,461 in fiscal 1995 to $14,512,234 in fiscal 1996, $1,051,227 or 6.76%. Total sales in the livestock equipment handling decreased $1,348,553 from $8,870,970 in 1995 to $7,522,417 in 1996, while total sales in the water and environmental products segment increased $297,326.

The decline in livestock handling equipment sales was attributed to lower sales of $893,320 by Eagle and $455,233 by W-W Manufacturing. The overall decrease in sales to Eagle's and W-W Manufacturing's dealers and distributors were offset by higher sales of "specials". Special sales consisted of equipment sales to fairs, expo centers, rodeos and universities. It was estimated that special sales comprised approximately $1,200,000 to $1,500,000 of the total sales in the livestock equipment handling segment.

During the third and fourth quarter of the year, Eagle reintroduced its feed equipment and W-W Manufacturing introduced its new lower priced line of Wrangler and Cowhand gates and panels. Sales of those products had not been what Management had predicted because of production problems and lack of demand from customers, due to historically low beef prices. Special sales of livestock handling equipment was strong during the first quarter of fiscal 1997, but traditional sales to dealers and distributors were flat but started to strengthen in the last part of the first quarter. Cattle prices continued to show upward movement during the fall and were expected to hold through the year. This dramatically effected the traditional sales to dealer and distributors and along with new product improvements and introduction of new products the Company expected sales to improve over 1996 levels.

The Company has been exploring new products to sell through its dealer and Distributor network. These products not only would increase sales, but sales of these products would not be effected, when beef prices decline. The Company introduced water stock tanks, dog kennels and new shelters and barns for horses. The Company also negotiated with a high tech company making ultra-sound equipment for cattle. This product would help the feeder and feed lot greatly reduce its feeding cost per animal by analyzing its back fat level, therefore, allowing shipment to the packer at the optimal time. Based upon successful negotiations, the Company would have exclusive right to sell this product for an extended period of time before any other companies would be allowed to offer it for sale.

While sales increased overall in the water and environmental products segment, sales of water well supplies actually declined. The decline was offset by increases in sales of manufactured goods such as flush joint PVC screen casting, and its new product slotted high-density polyethylene pipe for the horizontal drilling market. The decline in sales of water well supplies was directly related to wet weather experienced in Nebraska, Kansas and Oklahoma during the year. Decline in spending by both the Federal and State agencies hurt sales of well monitoring equipment. This decline was offset by stronger demand for manufactured products by customers in the private sector and development of new markets such as the mining industries, and waste treatment areas, which were realized as a new market for Titan. It was anticipated the 1997 sales would improve slightly over 1996 sales levels approximately 2% to 3%.

Gross profit margins declined from 19.74% in 1995 to 16.63% in 1996. The livestock handling equipment segment operated at a 18.78% gross profit margin in 1996 as compared to a 21.23% in 1995, while the water and environmental segment had a gross profit margin of 16.62% in 1996 as compared to 17.76% in 1995.
                                       18

The decline in the gross profit margin in the livestock handling equipment was due to Eagle's gross profit margin dropping from 3.36% in 1995 to (4.32)% in 1996, while W-W Manufacturing declined from 29.29% in 1995 to 22.54% in 1996. These declines were attributed to several items including higher steel and welding, supply costs, and with oppressed market conditions, these cost increases could not be passed on to customers. Fixed costs remained relatively constant while sales declined by 17.93% and "specials" comprised a greater percentage of total sales and specials historically have had lower gross profit margins. The Company took steps to reduce its manufacturing cost, and improve margins.

The 1.14% decline in gross profit margins in the water and environmental products were increases in the price of PVC pipe which Titan could not pass the total increase through to its customers.

Selling expenses as a percentage of sales increased to 9.4% in 1996 from 8.07% in 1995. Traditionally, the livestock handling equipment has had higher selling expense, 13.16% in 1996 as compared to 10.59% in 1995, while selling expense in water and environmental products amounted to 5.35% in 1996 as compared to 4.74% in 1995. A portion of the increase in selling expenses in both segments was attributable to the Companies efforts to develop new dealers and distributors and expand its selling areas to new markets not previously covered. The increase in livestock handling equipment selling expense was a function of several factors. The Company in its efforts to expand its markets, had to improve its product literature and selling materials. The Company spent considerable money on product videos, new sales books and sales aids. To promote its new products, the Company increased its advertising and show expense, and there was high cost relative to following up the over selling of products when the Company was being represented by Agri-Sales. Sales salaries have remained relatively unchanged, while sales have been lower due to beef prices. Only one of seven salesmen in the livestock handling equipment was on a base plus commissions while the remaining salesmen were on fixed salaries.

General and administrative expenses decreased by $278,676 in fiscal 1996 as compared to fiscal 1995. The majority of this decline was attributed to the $157,785 difference bad debt expense between fiscal 1996 and 1995. During fiscal 1995, management increased the allowance for doubtful accounts by $181,000 in the water and environmental products segment. Of the remaining decrease of $120,891, legal expense accounted for $63,992 of the decrease.

Interest expense remained basically unchanged even though the interest rate on the Companies line of credit and equipment lines declined during the year, approximately 1% during fiscal 1996. The reason interest expense did not decline more was the fact that average debt outstanding during the year was higher during fiscal 1996 than fiscal 1995 even though at year end the total debt decreased $9,249.

Management took the following steps to insure it met its obligations as they came due. The livestock segment traditionally generated an overall profit as a segment. With past years decline in beef prices, drought conditions in three of the largest market areas of the segment, and record high grain prices, the market for traditional cattle equipment was non-existent. The Company saw the market conditions declining and took steps to broaden its line with products that could sell in down market conditions. Development of these products took time and money, but management felt they were necessary steps to take not knowing how long the market downturn would last. The Company felt to stay competitive in the short and long-term, the product mix had to be changed allowing for faster turnover of lower priced products. Management also felt that to maintain sales volumes, new customers and markets would have to be sought out. The Company took a bold stand to ensure a long-term place in the market place by expanding its product line.
                                       19

Those steps took time and money and expenses related to the moves were higher than expected. The Company felt as new customers continued to come on and the new products penetrated the market, the Company would start to see sales and operating profits increase. There were two ways to increase profits: by increasing sales previously discussed, and cutting costs. The Company reduced some fixed selling expenses in the fall of 1996 and reduced administrative costs. To increase gross profit margins, the Company sought out new sources of steel which were the largest components of cost of goods sold. The Company successfully found a new supplier, whose steel prices reduced steel cost by approximately 10%. Benefits would not be realized until the second half of fiscal 1997. Labor efficiencies were reviewed and new ways of production were looked at to reduce cost. A new wash and paint system was put in place allowing for less overall paint cost and an improved finished product. Based on market conditions improvment, sales were expected to increase, and with lower material costs, the Company felt the segment could return to overall profitability in fiscal 1997.

Management reviewed ways to reduce cost at all levels of the Company. With the centralizing accounting to the Corporate head quarters from the subsidiaries, it was determined that the Company had excess office space. The Company looked at relocation to less space at a lower cost. All other overhead costs were reviewed and management took steps to reduce costs where applicable and necessary.

Eagle Enterprises, located in the eastern market was reviewed to determine the best use of the facility. The Company's cost and break-even level was reduced. With the downturn in the market and sales, the Company did not feel the effect of these changes. It was anticipated that with the introduction of new product sales market conditions improvment, Eagle could operate at least break-even and possibly have a chance to be profitable. Continued weakness in beef prices would depress both sales and profits in the segment. Prior to June 30, 1996, operating profits from W-W Manufacturing were sufficient to offset the continual operating losses from Eagle. Eagle's operating losses for the last two years have not reflected its proportionate share of selling and general and administrative costs, which were being absorbed by W-W Manufacturing, and still did not operated at a profit. The Company's operating results for fiscal 1997 depended on sales and profits from its livestock handling equipment segment. Due to the overall weakness in the cattle industry because of low beef prices, the Company could predict whether or not the segment would generate a profit in fiscal 1997.

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

The increase in the gross profit margin in the livestock handling is principally due to the improvement in Eagle's operations which attained a gross profit margin of (.84)% in 1994 as compared to 3.36% in 1995, while W-W Manufacturing's gross profit margin decreased from 31.33% in 1994 to 29.29% in 1995. The increase in Eagle's gross profit margin is due to the elimination of slower-turning and non-profitable Eagle products and the manufacturing of W-W Manufacturing traditional equipment. Additionally, W-W Manufacturing and Eagle has not been able to pass through increases in steel and plastic to their customers. Eagle has operated at a net loss since the Company acquired it. In August 1994, the Company implemented a new business plan for Eagle. As part of the plan Eagle reduced its work force by 36 employees and eliminated slower-turning and non-profitable Eagle products and began manufacturing W-W Manufacturing traditional equipment. This equipment requires less labor hours and sells at higher profit margins. Since the implementation of the new business plan and new products manufactured by Eagle, Eagle has made significant improvement in operational efficiencies. Even though Eagle incurred operating losses of $208,098 for the fiscal year ended June 30, 1995, approximately $171,000 of this loss was realized in July and August. During that period of time, Eagle had small operating profits in September and December while losing $81,286 in October and November due to less than break-even production volume. Eagle generated an operating profit of $34,243 during the six months ended June 30, 1995. This operating profit is a result of an improved gross profit margin and lower expenses due to the allocation of costs between Eagle and W-W Manufacturing. The reduction in expenses is a result of Eagle's operations being scaled back to be a manufacturing and distribution facility for W-W Manufacturing for traditional equipment in the east and southeast regions of the United States. Therefore, the majority of general, administrative and selling expenses of the livestock handling segment are reflected on the books of W-W Manufacturing. As Eagle's production volume and gross profit margin continues to increase through the acceptance of the W-W line of equipment in the east and southeast, management anticipates Eagle will continue to improve. The ability to continue to gain in market share in this region is critical to the success of Eagle. With its marketing and sales strategy and new sales staff in place for this segment, it is anticipated that profitability and gross margins will continue to improve as sales are expanded to new territories not previously covered.
During the last six months of the year Eagle averaged a gross profit margin of 10.38%.

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

Liquidity and Capital Resources:

The Company's principal sources of liquidity are borrowings under its credit facilities and from internally generated funds. The Company generated funds from operations with net earnings of $28,120 and produced a cash flow from operations of $299,452 for fiscal 1997. These funds provided adequate liquidity to meet current obligations and allow for a net reduction in borrowings of $142,742.

The Company is in violation of certain loan covenants from prior years losses but with the profit of $248,338 created during the last half of fiscal 1997, the Company cured most of the violations with the debt to equity violation still remaining. The Banks have allowed the Company to remain in violation and has agreed to renew the current loans until January 31, 1998.

The revolving equipment lines that were frozen at the last renewal have been classified as current liabilities as seen on the balance sheet. This classification is necessary since the loans have been only renewed at six month intervals. The real estate note at First American Bank for the Eagle facility has also been classified as short term since under the terms of the note, it matures in April 1998.

At the present time, the Company is negotiating with several banks in Tennessee to renew the real estate loan for an additional five year payout. Based on profits being generated by Eagle and the equity in the real estate, management feels that one of several institutions should renew the note on similar terms that have been in existence in the past.

The Company is also negotiating with its present Bank and several other financial institutions to renew the revolving and equipment lines past January 31, 1998. The Company feels that expected profits and cash flow during fiscal 1998 will adequately supply the Company with the liquidity necessary to meet its obligations. The Company's 94.5 acres of undeveloped real estate in Texas can also provide funds necessary to meet obligations. The Company is presently in the final stages of either selling the land, or entering into a joint venture development agreement.

The Company has settled several of the law suites during fiscal 1997, which has decreased legal expenses and has presently made an offer to settle the last case with Mr. Bellar, and management is not able at this time to make a prediction on the outcome of the negotiations.

As reported last year, the Company determined that a significant amount of paint located at its Tennessee facility had to be disposed of to comply with Environmental regulations. The Company has successfully disposed of all paint and closed the case. The cost of approximately $25,561 has been recorded and paid in accompanying financial statements.

Based on current conditions in all subsidiary and general economic conditions, the Company anticipated continuing to make a profit for fiscal 1998. With depreciation expense representing the major fixed non-cash cost, reduced legal feels and general administrative expense, the Company feels that traditional cash flow will allow the Company to continue to reduce debt in fiscal 1998. The Company will also use the proceeds from the sale or development of the 94.5 acres of land in Texas to reduce debt. Based on the improved earnings and cash flow, the Company anticipates being successful in renewing its loans with one or several banks under terms and conditions similar to ones presently in effect.

Item 8.           Financial Statements and Supplementary Data.
-------           --------------------------------------------


                             W W CAPITAL CORPORATION
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                         PAGE

Financial Statements:

Independent Auditors' Report ............................   .   .    F-1, F-2

Consolidated Balance Sheets as of June 30, 1997 and
June 30, 1996 ...........................................   .   .   . .   F-3

Consolidated Statements of Operations for the years
ended June 30, 1997, 1996 and 1995 ......................   .   .   .   . F-5

Consolidated Statements of Stockholders' Equity for
the years ended June 30, 1997, 1996 and 1995 ............   .   .   .   . F-6

Consolidated Statements of Cash Flows for the years ended
June 30, 1997, 1996 and 1995 ............................   .   .   .   . F-7

Notes to Consolidated Financial Statements ..............   .   .   .   . F-9


Financial Statement Schedules:

Independent Auditors' Report ............................   .   .   .S-1, S-2

I - Condensed Financial Information of Registrant .......   .   .   .   . S-3




All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

Item  9.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
          Financial Disclosures.
          ----------------------

Not Applicable
                                    PART III

Item 10.          Directors and Executive Officers of the Registrant
--------          --------------------------------------------------

The Officers of the Company are elected at the Board of Directors' annual organizational Meeting immediately following the Annual Stockholders' Meeting. Such officers hold office until their successors are elected and qualify. The following information indicates the position and age of the directors and officers as of October 24, 1997, and their business experience during the prior five years.

DAVID L. PATTON age 66, was elected to the Board of Directors of the Company in December 1991, and Chairman of the Board in December 1993. Mr. Patton is a partner with the law firm of Patton, Kerbs & Hess in Dodge City, Kansas. Mr. Patton was a founder of Titan Industries, Inc., which is currently operated as a wholly-owned subsidiary of the Company.

STEVE D. ZAMZOW age 49, joined the Company in 1991 and was elected as the Company's Chief Financial Officer in June 1992, President and Chief Executive Officer in December 1993 and elected as a Director in December 1993 by the shareholders. From 1976 to 1991, Mr. Zamzow owned numerous companies and was a financial consultant for various companies. Mr. Zamzow has been Vice President for a steel company and has worked extensively in business workouts. From 1971 to 1974, Mr. Zamzow was employed by Peat, Marwick, Mitchell & Co. as an auditor. Mr. Zamzow received his accounting degree from the University of Nebraska.

MILLARD T. WEBSTER age 49, became a director of the Company in 1988 and has been employed by the Company's subsidiary, W-W Manufacturing Co., Inc. since 1962. Mr. Webster has occupied the positions of piecework production foreman, production manager, and Vice President and President of the Company's subsidiary, W-W Manufacturing Co., Inc. Mr. Webster is currently a Vice President for the Company's subsidiary, W-W Manufacturing Co., Inc. Mr. Webster graduated from Evangel College, Springfield, Missouri in 1970 with a bachelor's degree in business administration.

JAMES H. ALEXANDER age 59, become a Director of the Company in 1997. Since 1992, Mr. Alexander has been a member of the Board of Directors of Zykronix, Inc. and former Chief Operating Officer. Mr. Alexander is also an independent real estate broker for TDI Property Brokers. From April 1992, to November 1992, Mr.
Alexander was a member of a management team of a venture capital firm which funded a satellite communications company. Mr. Alexander is the founder of T.D.I., Inc., a corporation engaged in consulting, fund raising, acquisitions and mergers of hi-tech firms. Mr. Alexander has taken courses leading toward Bachelor of Science Degree in Business Administration from Rollins College.

LOYD FREDRICKSON age 79, become a Director of the Company in 1997. Mr. Fredrickson was the former President and Owner of Wholesale Pump & Supply, Inc. for over 30 years prior to its purchase by the Company's Titan Industries, Inc., wholly owned subsidiary of WW Capital Corporation, October 1994. From 1968 to 1982, Mr. Fredrickson also owned and operated Southern Midwest, Inc., the company was engaged in the construction and lease trucking business. From October 1984 to November 1996, he served as a consultant to the water and environmental product division of Titan Industries. Mr. Fredrickson is presently employed by North American Compressor Corporation, an Oklahoma City-based manufacturer of high pressure breathing air compressors.

Item 11.          Executive Compensation
--------          ----------------------

The following table sets forth the cash compensation paid or accrued during the fiscal years ended June 30, 1997, 1996, and 1995, to the Company's Chief Executive Officer. No other executive officer received cash in excess of $100,000.

                                                                           Other
                                                                           Annual      All Other
Name and Principal Position      Year      Salary           Bonus       Compensation  Compensation
---------------------------      ----      ------           -----       ------------- ------------
Steve D. Zamzow                  1997      $119,166            -         $   -        $ 4,575 (a)
President, Chief Executive       1996      $119,166     $  8,526  (b)    $   -        $ 2,284 (a)
Officer and Director             1995      $110,000     $ 17,000  (b)    $   -        $19,024 (a)



        (a)       Includes accrued  vacation and compensated  absences earned in
                  prior   years  and  paid   during   June  30,  1997  and  1996
                  respectively.

        (b) Bonus amount earned prior to 1994 and paid during subsequent years.

Option Grants in Fiscal Year 1997

        During the fiscal year ended June 30, 1997, the Company did not grant stock options to the executive officers.

Aggregated Option Exercises in Fiscal Year 1997

        The following table sets forth for the executive officer named in the Summary Compensation Table, information concerning each exercise of stock options during the fiscal year ended June 30, 1997 and the value of the unexercised stock options at June 30, 1997.

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

                                                            Number of Securities      Value of Unexercised
                                                                Underlying Unex-              In-the-Money
                               Shares                            ercised Options                Options at
                             Acquired                           at June 30, 1997             June 30, 1997
                                   on             Value             Exercisable/              Exercisable/
Name                         Exercise      Realized (1)            Unexercisable         Unexercisable (1)
----                         --------      ------------            -------------         -----------------
Steve D. Zamzow                   ---               ---            150,000   (E)              $   ---
   President, Chief               ---               ---             ---      (U)              $   ---
   Executive Officer
   and Director

(1) The Option  exercise  price exceeded the fair market value of the underlying common stock on June 30, 1997.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     The following table sets forth as of October 21, 1996, the ownership of the Company's common stock by each director of the Company, by each person who is known by the Company to be the beneficial owner of more than 5% of the Company's common stock, and by the officers and directors of the Company as a group:

Name and Address of
Officers and Directors and              Amount and Nature of                   Percent of Class
Beneficial Owner (1)                    Beneficial Ownership (2)               of Common Stock

Steve D. Zamzow                         150,437 (3)                            2.72%
4112 Sherman Court
Ft. Collins, CO  80525

Millard T. Webster                      278,969 (4)                            5.04%
1003 Central
Dodge City, KS  67801

David L. Patton                         1,179,389(5)                           21,25%
807 SW Terrace
Topeka, KS  66611

Loyd T. Fredrickson                     230,350                                4.16%
27287 Northwest 62nd St.
Oklahoma City, OK  73112

James H. Alexander                      *                                      *
762 Owl Court
Louisville, CO  80027

All officers and directors              1,837,145 (6)                          33.16%
as a group (9 persons) (See
Footnotes 1 through 9

Apex Realty Investments, Inc.           305,241 (7)                            5.51%
c/o Nicholas L. Scheidt
PO Box 33724
Northglenn, CO  80233-0724

(1)      The business address of all officers and directors is 3500 JFK Parkway, Suite 202, Ft. Collins,
         Colorado  80525.

(2) "Beneficial ownership" is deemed to include shares for which an individual, directly or indirectly, has voting or investment power, or both, and shares subject to options exercisable within 60 days of the date hereof.

(3) Includes 150,000 shares subject to incentive stock options which are exercisable within sixty days of the date hereof.

(4) Includes 22,500 shares subject to incentive stock options which are exercisable within sixty days of the date hereof.

(5)      Includes 47,500 shares subject to non-qualified stock options which are fully vested and exercisable.

(6)      Includes 220,000 shares subject to stock options which are fully vested and exercisable.

(7)      Includes 5,000 shares subject to non-qualified stock options which are fully vested and exercisable.

 Item  13.      Certain Relationships and Related Transactions
 ----  ---      ----------------------------------------------

On June 30, 1989, W-W Land & Cattle, a partnership owned by Millard T. Webster, a director of the Company, Mickey J. Winfrey, a former officer of the Company and Terry L. Webster, a brother of Mr. Millard T. Webster and Ms. Winfrey, executed a promissory note for the amount of $96,424 in favor of the Company's subsidiary, W-W Manufacturing Co., Inc. Interest was payable annually at 9% per annum and the principal was due on demand. On June 30, 1993, Ms. Winfrey satisfied her obligations under this note by paying to the Company the amount of $11,361. As of June 30, 1997, $23,028 remained payable under this note by Millard T. Webster and Terry L. Webster.

The Company currently leases its manufacturing facility in Dodge City, Kansas from Murle F. Webster, father of Millard T. Webster and Mickey J. Winfrey. This lease requires a monthly rental payment of $5,000. This lease expired on December 31, 1994, however, it has continued on a month to month basis. During each of the three fiscal years ended June 30, 1997, $60,000 was paid by the Company under the lease.

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

On October 26, 1992, the Company, through its wholly-owned subsidiaries, W-W Manufacturing Co., Inc. ("W-W Manufacturing"), and Eagle Enterprises, Inc. ("Eagle"), entered into an exclusive two year initial term sales and marketing agreement with Agri-Sales Associates, Inc. ("Agri-Sales") to market the
Company's  products  throughout  the  United  States.  Jerry R.  Bellar,  a 4.1%
stockholder  of  the  Company,  is  President  and  a  majority  stockholder  of
Agri-Sales. In conjunction with the cancellation of the agreements, the Companies owed Agri-Sales approximately $164,863 which was increased to $180,000 under a proposed settlement of a lawsuit between the Company and Agri-Sales (see "Legal Proceeding" for additional information). The Company paid $30,000 of the liability during 1997 and is withholding payment of the remaining $150,000 pending receipt of amounts due under an indemnification agreement (see below).

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

At June 30, 1997, the Company has a receivable form Agri-Sales and/or Jerry Bellar in the amount of $195,235 of which $167,572 is recorded in the financial statements. This balance represents accounts due to the Company relating to the March Group, Inc. law suit and Liberty Metal Fabrication, Limited lawsuit (see "Legal Proceeding" for additional information).

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

  (a)   (1)     List of Financial Statements Filed as a Part of This Report

Consolidated Balance Sheets as of June 30, 1997 and June 30, 1996.

Consolidated Statement of Operations for the years ended June 30, 1997, 1996 and 1995.

Consolidated Statement of Stockholders' Equity for the years ended June 30, 1997, 1996 and 1995.

Consolidated Statement of Cash Flows for the years ended June 30, 1997, 1996 and 1995.

  (a)   (2)     List of Financial Statement Schedules Filed as a Part
                of This Report

                Schedule I - Condensed Financial Information of Registrant

  (a)   (3)     Exhibits

Exhibit
Number          Document
------          --------

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

10.19 Letter Agreement dated September 17, 1996, between W W Capital Corporation and Bank IV Garden City (incorporated by reference June 30, 1996 10-K.)

21.0 Subsidiaries of the Registrant (filed herewith).

23.0 Independent Certified Public Accountants Consent

27.0 Financial Data Schedule.


Item 14 (b)
-----------

An 8-K was filed on July 21, 1997 covering the fourth quarter change of auditors, item 4.

                                  Exhibit 21.0

                         Subsidiaries of the Registrant

W-W Manufacturing Co., Inc.
       Incorporated in the state of Kansas

Titan Industries, Inc.
       Incorporated in the state of Nebraska

Eagle Industries, Inc.
       Incorporated in the state of Tennessee

                                  Exhibit 23.0


                INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS CONSENT






         We consent to the use of our report dated October 15, 1996 relating to the financial statements of W W Capital Corporation as of June 30, 1996 and for each of the two years then ended in the Annual Report on Form 10K. We further consent to the use of our report dated October 15, 1996 on the financial schedules appearing in Item 14 of such Annual Report.




                                                MILLER AND McCOLLOM
                                                Certified Public Accountants




Denver, Colorado
October 24, 1997

                                   SIGNATURES

Pursuant to the requirements of Section 13, or 15(b) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               WW CAPITAL CORPORATION

                                               By: /s/ Steve D. Zamzow
                                                  ---------------------
                                               Steve, D. Zamzow, President & CEO

Date: October 27, 1997
     ------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following per sons of the Registrant and in the capacities and on the date indicated.

Signature Date                     Title                         Date


/s/ Steve D. Zamzow                President, Chief Executive    10/24/97
-------------------                Officer and Director          --------
Steve D. Zamzow

/s/Dianne Gano                     Controller                    10/24/97
--------------                                                   --------
Dianne Gano

/s/David Patton                    Chairman of the Board         10/24/97
---------------                                                  --------
David Patton

/s/James Alexander                 Secretary/Treasurer           10/24/97
------------------                                               --------
James Alexander

/s/ Millard T. Webster             Director                      10/24/97
----------------------                                           --------
Millard T. Webster


/s/ Loyd Fredrickson               Director                      10/24/97
--------------------                                             --------
Loyd Fredrickson

Independent Auditor's Report
----------------------------

Board of Directors
W W Capital Corporation
Fort Collins, Colorado



         We have audited the accompanying consolidated balance sheet of W W Capital Corporation and subsidiaries as of June 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of W W Capital Corporation and subsidiaries as of June 30, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.






                                                   BROCK AND COMPANY, CPAs, P.C.



Fort Collins, Colorado
October 10, 1997

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------



Board of Directors and Stockholders
W W Capital Corporation
Fort Collins, Colorado

         We have audited the balance sheet of W W Capital Corporation as of June 30, 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Corporation's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of W W Capital Corporation as of June 30, 1996, and the results of its operations and its cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.







                                                 MILLER AND McCOLLOM
                                                 Certified Public Accountants




Denver, Colorado
October 15, 1997
                                       F-2

                                     ASSETS
                                                                                      June 30,
                                                                                 1997          1996
                                                                                 ----          ----


Current Assets:
  Cash                                                                         $357,373      $131,022
  Accounts receivable, trade, net of allowance for
    doubtful accounts of $134,000 in 1997 and $143,632
    in 1996 (Notes 9,10 and 17)                                               2,026,991     1,826,917
  Accounts receivable, related party (Notes 4, 9,10 and 16)                     167,572       132,221
  Accounts receivable, other (Notes 9 and 10)                                    13,321        21,240
  Inventories (Notes 3, 9 and 10)                                             3,341,156     3,427,508
  Deferred taxes (Note 15)                                                            -        99,814
  Prepaid expenses                                                               15,984        18,567
  Current portion of notes receivable from
    related parties (Notes 4, 9 and 10)                                           9,286        25,497
  Current portion of notes receivable, other (Notes 4, 9 and 10)                  6,549       144,513
                                                                           ------------- -------------
      Total Current Assets                                                    5,938,232     5,827,299
                                                                           ------------- -------------

Property and Equipment, net of accumulated
  depreciation of $2,256,851 in 1997 and $1,901,838
  in 1996 (Notes 6,9,10 and 11)                                               2,296,363     2,601,594

Other Assets:
  Real estate held for sale (Notes 5, 7 and 10)                                 381,035       379,414
  Long-term notes receivable from related parties, net of
    allowance for doubtful accounts of $7,418 in 1996
    and current portion (Notes 4,9 and 10)                                       23,028        24,982
  Long-term notes receivable, other, net of allowance
    for doubtful accounts of $10,000 in 1997 and $10,535 in 1996 and
    current portion (Notes 5, 9 and 10)                                           9,753         9,218
  Loan acquisition costs, net of accumulated
    amortization of $15,868 and $13,996 at
    June 30, 1997 and 1996, respectively                                          1,404         3,276
  Covenant not to compete, net of accumulated
    amortization of $81,912  and  $73,948 at June 30,
    1997 and 1996, respectively                                                       -         7,964
  Other assets                                                                   29,278        40,161
                                                                           ------------- -------------
       Total Other Assets                                                       444,498       465,015
                                                                           ------------- -------------

       TOTAL ASSETS                                                          $8,679,093    $8,893,908
                                                                           ============= =============

The accompanying notes are an integral part of the consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                          June 30,
                                                                          --------
                                                                   1997            1996
                                                                   ----            ----
Current Liabilities:
  Accounts payable ........................................   $ 2,232,990    $ 2,243,753
  Revolving credit notes payable to bank (Note 2, 9 and 10)     1,834,000      1,734,000
  Accrued payroll and related taxes .......................       184,569        135,842
  Accrued property taxes ..................................        34,442         27,523
  Accrued interest payable ................................        12,344         13,344
  Accrued commissions related party (Note 4) ..............       150,000         30,000
  Other current liabilities ...............................        18,777         21,714
  Current portion of notes payable (Notes 2, 4 and 10) ....     1,172,018        316,298
  Current portion of capital lease obligation (Note 11) ...         9,889         15,993
  Current portion of covenant not to compete ..............          --            3,934
                                                              -----------    -----------
      Total Current Liabilities ...........................     5,649,029      4,542,401
                                                              -----------    -----------
Other Liabilities:
  Accrued commissions related party (Note 4) ..............          --          150,000
  Long-term notes payable, net
     of current portion (Notes 2, 9 and 10) ...............       575,390      1,655,218
  Long-term capital lease obligation, net of current
     portion (Note 11) ....................................         1,684         14,214
  Deferred taxes (Note 15) ................................          --           99,814
  Negative goodwill - net .................................          --            8,021
                                                              -----------    -----------
      Total Other Liabilities .............................       577,074      1,927,267
                                                              -----------    -----------
      TOTAL LIABILITIES ...................................     6,226,103      6,469,668
                                                              -----------    -----------


Commitments and Contingencies (Notes 2, 4, 8, 12, and 16) .          --             --


Stockholders' Equity (Note 8):
  Preferred stock, $10.00 par value, 400,000 shares
    authorized ............................................          --             --
  Common stock, $0.01 par value, 15,000,000 shares
    authorized; 5,540,661 and 5,530,661 shares issued and
    outstanding at June 30, 1997 and 1996 .................        55,406         55,306
  Capital in excess of par value ..........................     3,304,629      3,304,099
  Retained earnings (deficit) .............................      (888,139)      (916,259)
                                                              -----------    -----------
                                                                2,471,896      2,443,146
Less 20,264 shares of treasury stock at cost ..............       (18,906)       (18,906)
                                                              -----------    -----------

      TOTAL STOCKHOLDERS' EQUITY ..........................     2,452,990      2,424,240
                                                              -----------    -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........   $ 8,679,093    $ 8,893,908
                                                              ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.


                                                        Years Ended June 30,
                                                        --------------------
                                                1997            1996            1995
                                                ----            ----            ----

Net Sales (Notes 14 and 17) ............   $ 15,072,285    $ 14,512,234    $ 15,563,461
Cost of Goods Sold .....................     12,212,442      12,099,403      12,491,678
                                           ------------    ------------    ------------
        Gross Profit ...................      2,859,843       2,412,831       3,071,783
                                           ------------    ------------    ------------

Operating Expenses:
  Selling expenses (Notes 4,12 and 16) .      1,146,090       1,363,215       1,256,106
  General and administrative expenses
      (Notes 4, 12 and 16) .............      1,363,831       1,510,829       1,789,505
                                           ------------    ------------    ------------
      Total Operating Expenses .........      2,509,921       2,874,044       3,045,611
                                           ------------    ------------    ------------

     Operating Earnings (loss) .........        349,922        (461,213)         26,172
                                           ------------    ------------    ------------

Other Income (Expense):
  Interest income (Note 4) .............         74,939         107,402         130,305
  Interest expense (Note 4) ............       (374,522)       (382,901)       (384,391)
  Realized and unrealized loss on
    real estate held for sale (Note 7) .           --            (3,500)       (270,598)
  Gain (loss) on property and equipment
    dispositions .......................          6,629             400          (3,231)
  Other income (expense) net ...........        (28,848)         39,426         110,332
                                           ------------    ------------    ------------
     Total Other Income (Expense) ......       (321,802)       (239,173)       (417,583)
                                           ------------    ------------    ------------

Earnings (loss)  before income taxes ...         28,120        (700,386)       (391,411)
                                           ------------    ------------    ------------

Income Tax (Note 15):
  Current ..............................           --             1,650            --
  Deferred .............................           --            15,763          14,576
                                           ------------    ------------    ------------
    Total Income Tax ...................           --            17,413          14,576
                                           ------------    ------------    ------------

      Net Earnings (loss) ..............   $     28,120    ($   717,799)   ($   405,987)
                                           ============    ============    ============

Primary Net Earnings (loss) per Share:


    Net Earnings (loss) ................          0.(a)           (0.13)          (0.07)
                                           ============    ============    ============

Weighted Average Number of Common Shares
  Outstanding ..........................      5,549,544       5,530,661       5,449,993
                                           ============    ============    ============

a.  Less than one cent

The accompanying notes are an integral part of the consolidated financial statements.

                    Years Ended June 30, 1997, 1996 and 1995



                                                      Common Stock         Capital        Retained                        Total
                                                Number of        Par      In Excess       Earnings         Treasury    Stockholders'
                                                 Shares         Value    of Par Value     (Deficit)         Stock         Equity
                                                 ------         -----    ------------     ---------         -----         ------
Balance at July 1, 1994 .................     5,419,115   $    54,191   $ 3,233,516    $   207,527    ($   18,906)   $ 3,476,328
Issuance of common stock for cash .......        30,000           300        29,700           --             --           30,000
Issuance of common stock for product
  development rights ....................        35,000           350        19,338           --             --           19,688
Conversion of preferred stock ...........        11,328           113          (113)          --             --             --
Issuance of common stock as payment
  of finders fee ........................        35,218           352        21,658           --             --           22,010
Net (loss) for year ended June 30, 1995 .          --            --            --         (405,987)          --         (405,987)
                                            -----------   -----------   -----------    -----------    -----------    -----------

Balance at June 30, 1995 ................     5,530,661        55,306     3,304,099       (198,440)       (18,906)     3,142,039

Net (loss) for year ended June 30, 1996 .          --            --            --         (717,799)          --         (717,799)
                                            -----------   -----------   -----------    -----------    -----------    -----------

Balance at June 30, 1996 ................     5,530,661        55,306     3,304,099       (916,259)       (18,906)     2,424,240

Exercise of options .....................        10,000           100           530           --             --              630

Net earnings for year ended June 30, 1997          --            --            --           28,120           --           28,120
                                            -----------   -----------   -----------    -----------    -----------    -----------


Balance at June 30, 1997 ................     5,540,661   $    55,406   $ 3,304,629    ($  888,139)   ($   18,906)   $ 2,452,990
                                            ===========   ===========   ===========    ===========    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                                            Years Ended June 30,
                                                            --------------------
                                                        1997        1996        1995
                                                        ----        ----        ----

Cash flows from operating activities:
  Net earnings (loss) ...........................   $  28,120    ($717,799)   ($405,987)
  Adjustments to reconcile net earnings (loss)
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization .............     408,561      444,653      449,245
      (Gain) loss on dispositions of property and
          equipment .............................      (6,629)        (400)     273,829
      Provision for loss on accounts and
          notes receivable ......................      17,756     (116,423)     229,841
      Discount on note ..........................        --         10,000         --
      Impairment of assets ......................        --         38,557         --
      Other .....................................      (3,991)      (1,544)      (9,972)
      Deferred income taxes .....................        --         15,763       14,576
Net changes in assets and liabilities:
      Accounts receivable .......................    (261,134)     (75,336)     (25,714)
      Inventories ...............................      86,352       24,394     (444,161)
      Other current and non-current assets ......      19,471       33,055      (71,673)
      Accounts payable, accrued expenses
         and other current liabilities ..........      10,946      155,034       15,736
                                                    ---------    ---------    ---------
Net cash provided by (used in) operating
  activities ....................................     299,452     (190,046)      25,720
                                                    ---------    ---------    ---------
Cash flows from investing activities:
  Sale of real estate ...........................        --           --        374,606
  Additions to real estate held for sale ........      (1,621)      (5,454)     (13,097)
  Proceeds from sale of property and
      equipment .................................       9,100        1,000        3,000
  Purchases of property and equipment ...........     (85,519)    (195,468)    (677,180)
  Proceeds from notes receivable, other .........     140,464      461,795        3,168
  Purchase of marketing rights ..................        --           --        (33,537)
  Proceeds from stockholders' notes
    receivable ..................................      25,583       23,310       22,826
                                                    ---------    ---------    ---------
Net cash provided by (used in) investing
   activities ...................................      88,007      285,183     (320,214)
                                                    ---------    ---------    ---------

                            (Continued on next page)


Cash flows from financing activities:
  Borrowings on lines of credit .............   $ 100,000    $ 364,000    $ 236,000
  Payments on lines of credit ...............        --       (292,613)     (24,745)
  Payments on notes payable .................    (243,104)    (406,540)    (257,152)
  Borrowings from notes payable .............        --        265,050      400,476
  Payment on capital leases .................     (18,634)     (18,470)     (18,571)
  Net proceeds from issuance of common
    stock ...................................         630         --         30,000
                                                ---------    ---------    ---------
Net cash provided by (used in) financing
  activities ................................    (161,108)     (88,573)     366,008
                                                ---------    ---------    ---------
Net increase in cash ........................     226,351        6,564       71,514
Cash at beginning of year ...................     131,022      124,458       52,944
                                                ---------    ---------    ---------
Cash at end of year .........................   $ 357,373    $ 131,022    $ 124,458
                                                =========    =========    =========

Supplemental schedule of noncash investing
  and financing activites:
    Acquisition of equipment under capital
     lease obligation .......................   $    --      $    --      $  31,597
    Issuance of stock to acquire equipment
     and marketing rights ...................        --           --         19,688
    Installment loans to acquire property
     and equipment ..........................      18,869       28,000      124,113
Issuance of stock as finders fee ............        --           --         22,010
Sale of Grand County real estate:
    Receipt of note receivable ..............        --           --        440,218
    Payoff of note payable ..................        --           --        241,170
Conversion of account payable to note payable        --         51,224         --
Conversion of account and note receivable to
      notes receivable ......................        --        135,000       25,000

Supplemental disclosures of cash flow
   information:
      Cash paid during the year for:
           Interest .........................   $ 377,909    $ 400,213    $ 364,391
           Income taxes .....................   $    --      $   1,650    $    --

The accompanying notes are an integral part of the consolidated finaincial statements.

                             WW CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997




(1) Summary of Significant Accounting Policies
----------------------------------------------

      (a)Nature of Operations. WW Capital Corporation and its wholly-owned subsidiaries (the Company) principally engage in the manufacture, distribution and sale of a wide range of livestock confinement and handling equipment, and in the processing, purchasing and distributing of water well supplies.

      (b) Basis of Presentation. The accompanying consolidated financial statements include the accounts of WW Capital Corporation and all of its wholly-owned subsidiaries, W-W Manufacturing Co., Inc. Titan Industries, Inc. (Titan) and Eagle Enterprises, Inc. (Eagle). All significant intercompany accounts and transactions have been eliminated in consolidation.

      (c)Use of Estimates. The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (d)Cash Equivalents. For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with an original maturity of three months or less to be cash equivalents.

      (e)Loan Impairment. The Company uses the allowance method of accounting for bad debts. Individual notes are evaluated for potential impairment when payments are in arrears. Loans identified as impaired are then valued based upon the present value of estimated future cash flows, valuation of collateral, or management's judgment based upon general market conditions, historical trends or individual circumstances. The resulting value is then compared to the carrying amount. An allowance is established for any resulting deficiency in the loan value compared to the carrying amount.

         The Company recognizes the entire change in the valuation allowance as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would have been reported. Interest accrued on impaired loans is recognized as interest income. Payments received are applied first to accrued interest receivable and then to principal.

      (f) Inventories. Inventories are stated at the lower of cost or market. Cost includes materials, labor and production costs and is determined on a first-in, first-out (FIFO) method.

      (g)Property and Equipment. Property and equipment are stated at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets, which are generally thirty to forty years for buildings and improvements, three to seven years for leasehold improvements and automobiles and trucks, and five to seven years for machinery and equipment and office equipment.

         Interest expense incurred during the construction of fixed assets has been capitalized as part of the cost of those assets. During the year ended June 30, 1995, the Company capitalized $12,616 in conjunction with the building of the new facility in Paxton, Nebraska.

                             WW CAPITAL CORPORATION

      (h)Real Estate Held for Sale. Real estate held for sale is stated at the lower of cost or net realizable value. The Company capitalizes the carrying cost as part of it's value in real estate held for sale.

      (i)Loan Acquisition Costs. Loan acquisition costs represent costs incurred to obtain certain of the Company's long-term debt. Such costs have been capitalized and are being amortized over the terms of the related debt.

      (j)Stock-Based Compensation. In 1997, the Company adopted Statement of Financial Accounting Standards Board Statement No. 123 (FAS 123), "Accounting for Stock-Based Compensation." The Statement defined a fair value based method of accounting for stock options or similar equity instruments. FAS 123 allows an entity to continue to measure compensation cost for employee stock option plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, which was elected by the Company. FAS 123 requires the Company to make certain proforma disclosures as if the fair value based method had been applied. The adoption of FAS 123 had no effect on net income and the effects of the fair value based method were not material for proforma disclosure.

      (k)Impairment of Long-Lived Assets. In 1996, the Company adopted Financial Accounting Standards Board Statement No. 121 (FAS 121), " Impairment of Long-Lived Assets." In the event that facts and circumstances indicate that the cost of assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

         During 1996, the Company determined that the marketing rights for the animal hospital bed, in its livestock equipment handling segment, were impaired after estimating the present value of expected gross profit from future sales as compared to the net book value. The Company wrote down the intangible asset by $38,557 through a charge to cost of goods sold.

      (l)Warranty. The Company provides a warranty to its customers and the related costs are recorded at the time of service. Future warranty costs are not considered significant to the financial statements as most warranty work, if any, is generally performed shortly after the sale.

      (m)Advertising. The Company expenses the cost of advertising the first time the advertising takes place except for sales videos and show materials, which were capitalized and amortized over their expected period of future benefits of 60 and 36 months respectively.

         At June 30, 1997 and 1996 $15,050 and $20,106 of advertising cost was reported as assets. Advertising expense for each of the three years ended June 30, 1997 was $97,556, $173,782 and $112,006, respectively.

      (n)Income Taxes. The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in different periods for financial and income tax reporting.

                             WW CAPITAL CORPORATION

      (o)Per Share Data. Primary net earnings (loss) per share is based on the weighted average number of common shares outstanding during the period. Outstanding stock options have not been included in the computation of the earnings (loss) per share when the effect would have been antidilutive.

(2)      Capital Resources and Financing
         -------------------------------
                  At June 30, 1997, the Company had debt to one Bank totaling $2,448,166 that matured in July 1997. During October 1997, the Bank issued a letter of intent to refinance the matured debt through January 1998.
                  Additionally, the Company has a mortgage note payable at a separate financial institution with an outstanding balance of $454,862 at June 30, 1997 that matures in April 1998. The Company was not in compliance with certain covenants of its debt agreement at June 30, 1997, making the debt callable.
                  The Company is negotiating the renewal of all of the above debt on a long-term basis. The Company's ability to continue operations is dependent on its ability to continue to refinance its debt obligations.

(3)      Inventories
         -----------

                  Inventories consisted of the following at June 30:
                                                                         1997              1996
                                                                         ----              ----
                  Raw materials                                      $   461,31         $   422,774
                  Work-in-process                                         188,890           206,200
                  Finished goods                                        2,690,955         2,798,534
                                                                      -----------       -----------
                                                                       $3,341,156        $3,427,508

(4)      Related Party Transactions and Subsequent Event

               Notes Receivable. Notes receivable from stockholders and all affiliated entities consisted of the following at June 30:

                                                                                            1997              1996
                                                                                            ----              ----
                         Three notes  receivable  bear interest at 9% are due in
                    aggregate  monthly  installments of $2,300 through  November
                    1997.  The notes are  collateralized  by the  assignment  of rental  payments  due from the Company  totaling  $2,300 per
                    month.                                                                $ 9,286          $ 34,869

                           Note receivable  from a partnership  owned by certain
                  of the  Company's  stockholders  bears  interest at 9%. During
                  October 1997, the note was  renegotiated to provide for annual
                  installments   of  $2,500  through  2017  and  for  collateral
                  consisting  of shares of the  Company's  common stock owned by the partners. 23,028 23,028
                                                                                           32,314            57,897
                           Less allowance for doubtful accounts                                 -           ( 7,418)
                           Less current portion                                            (9,286)          (25,497)
                                                                                         --------          ---------
                                                                                          $23,028           $24,982
                                                                                          =======           =======

                                      F-11

                             WW CAPITAL CORPORATION

Related Party Transactions and Subsequent Event - (continued)
-------------------------------------------------------------

               During the years ended June 30, 1997, 1996 and 1995, the Company recorded interest income of $4,365, $6,362 and $8,478 for the notes receivable from related parties.

               Notes Payable to Stockholder. The Company has outstanding balances of $27,069 and $32,465 payable to a former stockholder of Titan as of June 30, 1997 and 1996, respectively. The notes are unsecured, bear interest at 10%, and are payable in total monthly installments of $700 through March 2001 and $350 through July 2001.

               During the years ended June 30, 1997, 1996 and 1995, the Company incurred interest expense of $3,004, $3,299 and $2,679, respectively, on the notes payable to stockholder.

               Operating Lease. The Company leases its manufacturing facility in Dodge City, Kansas, from Murle F. Webster, a stockholder. The manufacturing facility lease expired in December 1994 and has continued on a month to month basis. The lease requires monthly payments of $5,000, of which $2,300 is assigned to repay notes receivable and accrued interest on stockholder loans. The provisions of the building leases require the Company to pay insurance, property taxes and maintenance costs.

               Other. At June 30, 1997 and 1996 the Company has a liability of $150,000 and $180,000 for commissions to Agri-Sales Associates (Agri-Sales), whose major stockholder is a stockholder of the Company. During the years ended June 30, 1996 and 1995, the Company incurred $14,673 and $234,586 in commissions to Agri-Sales Associates. No commissions were incurred during 1997.

               Additionally, the Company has recorded receivables of $167,572 and $132,221 from the stockholder and Agri-Sales as of June 30, 1997 and 1996, including amounts due under an indemnification agreement. The Company has discontinued payments of amounts due for commissions until amounts due under the indemnification agreement have been collected.

               The Company has entered into the transactions with related parties as disclosed above during the three-year period ended June 30, 1997. The Company has not attempted to determine whether any or all of such transactions have been consummated on terms equivalent to those that would have prevailed in arm's length transactions.

(5)  Notes Receivable - Other
-----------------------------

         Other notes receivable consisted of the following at June 30:
                                                                                             1997              1996
                                                                                             ----              ----

               Unsecured note receivable from a former employee
                  bears interest at 9%.                                                   $19,753           $19,753

               Note receivable bears interest at 12% and is due in monthly
                    installments of $500.  The note is collateralized by equipment.         4,049             9,513

               Other                                                                        2,500                 -
               Paid in full during 1997                                                         -           135,000
                                                                                                            -------
                                                                                           26,302           164,266
               Less allowance for doubtful accounts                                       (10,000)          (10,535)
               Less current portion                                                       ( 6,549)         (144,513)
                                                                                          $ 9,753           $ 9,218
                                                                                          =======           =======

                             WW CAPITAL CORPORATION

         Notes Receivable - Other- (continued)

               Notes receivable totaling $42,781 at June 30, 1997 and 1996 were indentified by management as impaired. The allowance for credit loss was $10,000 and $17,923 for June 30, 1997 and 1996 respectivley. During 1997, the Company renegotiated its collateral position with certain borrowers resulting in the reduced allowance.

(6)  Property and Equipment
---------------------------

                  Property and equipment consisted of the following at June 30:
                                                                                         1997            1996
                                                                                         ----            ----
                           Land and improvements                                     $     94,840      $     94,840
                           Building and improvements                                    1,596,930         1,596,930
                           Leasehold improvements                                         207,123           207,912
                           Machinery and equipment                                      1,691,416         1,673,694
                           Office equipment                                               356,809           351,887
                           Automobiles and trucks                                         570,916           574,347
                           Construction in progress                                        35,180             3,822
                                                                                      -----------       -----------
                                                                                        4,553,214         4,503,432
                           Less accumulated depreciation and amortization              (2,256,851)       (1,901,838)
                                                                                      -----------       -----------

                                                                                       $2,296,363        $2,601,594
                                                                                       ==========        ==========

(7)      Investment in Real Estate
----------------------------------

                  The Company owns 95 acres of undeveloped real estate in Johnson County, Texas. During August 1995, the Company listed the land for sale for $400,000. At June 30, 1995, the Company wrote down the value of the real estate to its estimated net realizable value of $373,960, recognizing an unrealized loss of $75,000. The Company has capitalized certain holding costs and improvements totaling $7,075 since June 30, 1995. At June 30, 1997 management was evaluating residential development alternatives for the property.

                  In December 1994, the Company sold its Grand County real estate for an adjusted price of $1,090,216 and recognized a loss of $195,598 on this transaction. The Grand County property was acquired under an asset exchange agreement with Apex Realty Investments, inc.
         (Apex), a company wholly-owned by Nicholas L. Scheidt, a stockholder and former member of the Board of Directors of the Company. The Company received net cash of $374,606 after closing costs and paying off a mortgage in the amount of $241,170 against the property. Additionally, the buyers entered into a five year mortgage payable to the Company for the remaining balance of $440, 218. This note was paid in full in February 1996.

(8)      Employee Benefit Plans
-------------------------------

                  401(k) Plan. The Company has a 401(k) Saving Plan, whereby eligible employees who have one half year of entry service and are age 21 or older, may contribute up to 20% of their salary up to a maximum as allowed by the Internal Revenue Code. The Company may make discretionary matching contributions on the first 4% of employee contributions vesting at 25% per year after three years of service. During the year ended June 30, 1997, 1996, and 1995 , the Company made $7,397, $10,295 and $12,350 in discretionary contributions to the Plan.

                             WW CAPITAL CORPORATION

          Employee Benefit Plans - (continued)
          ------------------------------------

                  Stock Options. The Company has an Incentive Stock Option Plan. Under this Plan, the Board of Directors or its designated committee is authorized to grant officers and key employees options to purchase up to 950,000 shares of the Company's common stock. At June 30, 1997, options to purchase 712,500 shares of common stock are available to be granted by the Company under the plan. These options have a three-year vesting period.

                  Additionally, the Company has a non-qualified stock option plan for the outside directors of the Company. Under this plan, the incentive stock option plan committee is authorized to grant outside directors options to purchase up to 400,000 shares of the Company's common stock. The Company granted options to purchase up to 147,668 shares at option prices ranging from $0.063 to $2.50 per share of which 137,668 are outstanding as of June 30, 1997. Options to purchase 10,000 shares of common stock for $0.063 per share were exercised during 1997. These options will expire five or ten years after issuance.

         The following stock options are outstanding at June 30, 1997:

                                                          Number                    Number
                                                       of Options     Exercise    of Options
                                  Issue Date           Outstanding      Price     Exercisable
                           ------------------------    -----------   -----------  -----------
                           December 14, 1990              10,000      $1.00         10,000
                           May 1, 1992                    25,000      $2.50         25,000
                           February 26, 1993              50,000      $1.50         50,000
                           July 1, 1993                   26,001      $0.8125       26,001
                           June 10, 1994                 182,500      $0.75        182,500
                           July 1, 1994                   26,667      $0.75         26,667
                           July 1, 1995                   30,000      $0.5625       30,000
                           April 5, 1996                   5,000      $0.45          1,666
                           July 1, 1996                   20,000      $0.063        20,000
                                                      ----------                  --------
                                                         375,168                   371,834
                                                       =========                   =======

                  Additionally,   options  to  purchase  10,000  shares  of  the
Company's common stock for $0.17 per share were issued on July 1, 1997 to a Director.

(9)       Short-Term Notes Payable
----------------------------------

                  Revolving credit facilities from a bank consisted of the following at June 30:

                                                                      1997         1996
                                                                      ----         ----
    Revolving note payable with maximum  available  borrowings of $850,000 bears interest at .75% over
the Bank's base rate (10.75% at June 30, 1997)  ..............   $  840,000   $  740,000

    Revolving note payable with maximum  available  borrowings of $750,000, bears interest at .75% over
the Bank's base rate (10.75% at June 30, 1997)  ..............      750,000      750,000

    Revolving note payable with maximum  available  borrowings of $250,000, bears interest at 1.5% over
the Bank's base rate (11.50% at June 30, 1997)  ..............      244,000      244,000
                                                                 ----------   ----------
                                                                 $1,834,000   $1,734,000

                             WW CAPITAL CORPORATION

Short -Term Notes Payable - (continued)
    Weighted average interest rate at year end                10.85%           10.75%
    Maximum amount outstanding during the year           $1,834,000        $1,861,613
    Average amount outstanding during the year           $1,800,667        $1,751,839
    Weighted average interest rate during the year
       based on average short-term notes payable              10.66%           11.80%

         All of the short-term notes payable are collateralized by deeds of trust on real estate, property and equipment, accounts receivable, inventories and contract rights, and are cross-collateralized with long-term debt totaling $614,166 at June 30, 1997, and cross-guaranteed by all of the subsidiaries. The revolving credit agreements provide that outstanding indebtedness cannot exceed the sum of 80% of the eligible accounts receivable and 50% of raw material and finished goods inventories. The loan agreements prohibit the Company from paying cash dividends. Additionally, the Company's subsidiaries are required to meet certain restrictive loan covenants pertaining to the maintenance of minimum working capital, current ratio, net worth, and debt service coverage ratios. The Company was in violation of certain covenants at June 30, 1997. As a result of these covenants approximately $1,965,000 of the Company's consolidated net assets at June 30, 1997 are considered to be restricted net assets of consolidated subsidiaries. During October 1997, the Company received a letter of intent to renew the short-term notes payable above, all of which matured in July 1997, through January 1998.

(10)     Long-Term Debt

                  Long-term debt consists of the following at June 30:                   1997               1996
                                                                                      ---------         --------
                  Financial Institutions
                  ----------------------
                  Note  payable  bears  interest  at 8.5% and is due in  monthly installments of $8,300,  including principal and interest. The note  matures  in  April  1998 and is  collateralized  by real estate  located in  Livingston,  Tennessee,  and machinery and equipment.  The agreement  contains  covenants relating to the
                  maintenance   of  a  minimum   cash  flow  ratio,   a  minimum
                  stockholder's  equity  balance  and a  maximum  debt to  worth ratio.  The Company is in violation of these covenants  making
                  the debt callable.                                                  $454,862          $507,783

                  Note  payable  bears  interest at 1% over the Bank's base rate
                  (11.0% at June 30, 1997) and is due in monthly installments of
                  $9,950,  including principal and interest. The Bank has issued a letter of intent to renew the note,  which  matured  in July
                  1997,  through  January 1998.  The note is  collateralized  by accounts receivable, inventories, property and equipment, real
                  estate and contract rights.                                             351,073        398,644



                             WW CAPITAL CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Long-Term Debt - (continued)

                  Note  payable  bears  interest at 1% over the Bank's base rate
                  (11.0% at June 30, 1997),  and is due in monthly  installments of $7,350,  including  principal  and  interest.  The Bank has issued a letter of intent to renew the note,  which matured in
                  July 1997, through January 1998. The note is collateralized by accounts receivable, inventories, property and equipment, real
                  estate and contract rights.                                             263,093        288,528


                  Mortgage note payable bears interest at 9.15% through February
                  2000. The interest rate is 4.98% over the Bank's consumer real estate  index rate and is  subject to change  every five years commencing in March 2000. The note is payable in installments, including  principal  and  interest,  of $2,308 and matures in
                  March  2010.  The  mortgage is  collateralized  by real estate located in Paxton, Nebraska, accounts receivable, inventories, property  and  equipment,  contract  rights  and  intangibles.
                                                                                          208,408        216,555


                  Mortgage note payable bears interest at 1.5% over the New York
                  Chase  prime  rate  (10.0%  at June  30,  1997)  and is due in monthly  installments,  including  principal and interest,  of
                  $1,054  through May 2005, at which time the remaining  balance becomes  due. The  mortgage is  collateralized  by real estate
                  located in Weatherford, Oklahoma.                                        69,457         74,499


                  Notes  payable  bear  interest at rates  ranging from 9.77% to
                  12.25%  and  are  due  in  monthly   installments,   including
                  principal and  interest,  totaling  $1,520  through July 1997,
                  $1,210 through December 1998, and $707 through April 2000. The
                  notes are collateralized by equipment.                                   29,567         43,781



                             WW CAPITAL CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

         Long-Term Debt - (continued)
         ----------------------------

                    Notes  payable bear  interest at rates ranging from 6.99% to
                    10.25%  and  are  due  in  monthly  installments,  including principal and interest,  totaling  $1,236  through  November
                    1998  and  $600  through   January   2000.   The  notes  are
                    collateralized by vehicles.                                            25,912         20,205

                    Note  payable  bears  interest at 9.0% and is due in monthly installments,  including  principal and interest,  of $1,126 through July 1998. The note is  collateralized  by furniture
                    and equipment.                                                         12,570         24,334
                                                                                           ------         ------
                                                                                        1,414,942      1,574,329
                                                                                        ---------      ---------
                  Other Entities
                  --------------
                  Note  payable  bears  interest  at 5.75% and is due in monthly installments,  including  principal  and  interest,  of $2,449 through  July 2003.  The note is  collateralized  by  accounts
                  receivable,   equipment  and   furniture  and  fixtures.   The
                  agreement  requires the Company to create or retain  seventeen new full-time  permanent  positions  within an eighteen  month
                  period with 60% of the positions  for low income  individuals.          150,535        169,000

                  Mortgage note payable bears interest at 4.38% through  January
                  2000.  The interest rate will be adjusted in February 2000 and
                  February  2005.  The note is due in  monthly  installments  of
                  $949, including principal and interest, through February 2010.
                  The note is  collateralized  by real estate located in Paxton,
                  Nebraska,  accounts  receivable,   inventories,  property  and
                  equipment, contract rights and intangibles.                             110,513        116,903


                    Mortgage note payable  bears  interest at 2.0% and is due in monthly  installments,  including principal and interest, of
                    $1,288 through May 1999. The note is collateralized by land, building and  equipment  located in  Livingston,  Tennessee,
                    subordinated to a financial institution.                               29,044         43,761

                             WW CAPITAL CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         Long-Term Debt - (continued)
         ----------------------------
                                                                                           1997            1996
                  Note payable bears interest at 5.25% and is
                  due in quarterly installments, including principal
                  and interest, of $675.  The note is unsecured.                           15,305         17,554

                  Note payable paid in full during 1997                                       -           17,504
                                                                                -----------------   ------------
                                                                                          305,397        364,722
                                                                                     ------------   ------------
                  Related Party (Note 4)                                                   27,069         32,465
                  ----------------------                                            -------------   ------------
                                                                                        1,747,408      1,971,516
                  Less current portion                                                 (1,172,018)      (316,298)
                                                                                     -------------  ------------
                                                                                      $   575,390     $1,655,218
                                                                                      ===========     ==========

                  The aggregate maturities of long-term debt are as follows at June 30, 1997:

                               Year
                               ----
                               1998                    $1,172,018
                               1999                        88,807
                               2000                        69,685
                               2001                        62,068
                               2002                        59,388
                               Thereafter                 295,442
                                                          -------
                                                       $1,747,408
                                                       ==========

(11) Capital Lease Obligation

                  The Company leases certain office and production equipment under capital leases expiring at various dates through 1999. The assets and liabilities under the capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are amortized over the lower of its lease term or its estimated productive life. At June 30, 1997, the equipment has original cost of $64,836 with accumulated amortization of $53,262.

                  Minimum future lease payments under the capital leases at June
30, 1997 are as follows:

              Year
              ----
              1998                                                    $13,207
              1999                                                      1,231
                                                                    ---------
              Total minimum lease payments                             14,438
              Less executory costs and interest                        (2,865)
                                                                    ---------
              Present value of net minimum lease payment              $11,573
                                                                      =======

              Current portion                                         $ 9,889
                                                                      =======

              Long-term portion                                      $  1,684
                                                                     ========

(12)     Commitments and Contingencies
----     -----------------------------

                  Operating Leases. In March 1997, the Company entered into a three year lease for office space. The lease provides for monthly rental payments of $2,312 escalating to $2,457 for the period beginning April 1, 1997 through April 30, 2000.

                             WW CAPITAL CORPORATION

         Commitments and Contingencies - (continued)
         -------------------------------------------

         Future minimum rental payments under operating leases as of June 30, 1997 are as follows:

     Year                      Office Space        Equipment       Vehicles          Total
     ----                      ------------        ---------       --------          -----
     1998                         $27,961           $5,105          $40,152           $73,218
     1999                          28,828            5,105           18,960            52,893
     2000                          22,109            2,552            8,470            33,131
                                 --------          -------        ---------          --------
     Total minimum
      payments required           $78,898          $12,762          $67,582          $159,242
                                  =======          =======          =======          ========

               During March 1997, the Company terminated its existing office space lease. To terminate the lease the Company paid $12,010 which is included in operating lease expense in 1997.

               The Company also leases various facilities under informal agreements. Rental expense under operating leases for the years ended June 30, 1997, 1996 and 1995 amounted to $186,715, $159,889, and
          $130,989, respectively.

               Long Distance Service.  The Company entered into an agreement for
          long  distance   telephone  service  which  requires  monthly  minimum
          payments of ---------------------- $3,000 through May 1998.

               Employment Contract. In May 1996, the Company entered into two year employment with its territory sales manager which provides for an annual salary of $55,000 plus a bonus equal to .0075 percent of the sales increase over annual budgeted sales.

               Environmental Remediation Liability. During the year ended June 30, 1997, the Company completed disposal of a significant amount of paint located at its Tennessee facility to comply with environmental regulations. The cost of the disposal totaled $25,561, of which $10,000 was accrued at June 30, 1996.

(13)  Segmented Information and Reconciliation
----  ----------------------------------------

      The Company's operations are classified into principal industry segments; W-W and Eagle which manufacture and distribute livestock handling equipment, and Titan which processes and distributes water well and environmental supplies. Following is a summary of segmented information for each of the three years in the period ended June 30:

Net Sales:                                                               1997              1996            1995
                                                                         ----              ----            ----
    Livestock handling equipment                      $  8,170,971    $  7,522,417     $  8,870,970
    Water well and environmental supplies                6,901,314       6,989,817        6,692,491
                                                         ---------       ---------        ---------
Total Net Sales                                        $15,072,285     $14,512,234      $15,563,461
                                                       ===========     ===========      ===========
Operating Earnings:
    Livestock handling equipment                      $    463,712    $  (262,647)     $    512,094
    Water well and environmental supplies                  432,221         473,133          321,790
                                                           -------         -------          -------
Total Operating Earnings                                   895,933         210,486          833,884
Corporate and Other (1)                                   (867,813)       (928,285)      (1,239,871)
                                                         ---------       ---------      -----------
Earnings (loss) before income taxes                   $     28,120    $   (700,386)    $   (391,411)
                                                    ==============     ===========     ============

                             WW CAPITAL CORPORATION

Segmented Information and Reconciliation - (continued)
------------------------------------------------------
                                                1997         1996         1995
                                                ----         ----         ----

Identifiable Assets:
    Livestock handling equipment ........   $4,056,207   $3,866,469   $4,086,651
    Water well and environmental supplies    4,015,170    4,438,397    4,324,658
                                            ----------   ----------   ----------
                                             8,071,377    8,304,866    8,411,309
    General corporate assets (2) ........      607,716      589,042    1,136,208
                                            ----------   ----------   ----------

Total assets as reported in
    accompanying consolidated
    balance sheets ......................   $8,679,093   $8,893,908   $9,547,517
                                            ==========   ==========   ==========


Capital Expenditures:
    Livestock handling equipment ........   $   31,657   $  164,150   $  213,440
    Water well and environmental supplies       43,495       72,688      578,796
    Corporate ...........................        4,226        3,221       54,685
                                            ----------   ----------   ----------
Total Capital Expenditures ..............   $   79,378   $  240,059   $  846,921
                                            ==========   ==========   ==========
Depreciation and amortization:
    Livestock handling equipment ........   $  272,915   $  287,238   $  292,199
    Water well and environmental supplies      113,449      123,691      121,331
    Corporate ...........................       22,197       33,724       35,715
                                            ----------   ----------   ----------
Total Depreciation and amortization .....   $  408,561   $  444,653   $  449,245
                                            ==========   ==========   ==========

      (1) Corporate and other includes corporate general and administrative expenses, net interest expense and other nonoperating income and expense items.
      (2) General corporate assets are principally notes receivable and real estate held for sale.

(14)  Major Customer and Sales Agency Agreement
----  -----------------------------------------

      Agri-sales sold approximately 17% of the Company's net sales under a Sales and Marketing Agency Agreement during the year ended June 30, 1995. These sales are attributable to the livestock handling equipment segment of the Company. No customer accounted for more than 10% of total net sales during any of the three years in the period ended June 30, 1997.

(15)  Income Taxes
----  ------------

      The provision for income taxes is as follows at June 30:
                                                1997           1996        1995
                                                ----           ----        ----
Current
     Federal ...........................     $ 30,800      $   --       $   --
     State .............................       14,400         1,650         --
Deferred ...............................         --          15,763       14,576
Tax benefit of net operating loss ......      (45,200)         --           --
                                              -------      --------     --------

                                             $   --        $ 17,413     $ 14,576
                                             ========      ========     ========

A reconciliation of income at the statutory rate to the Comapny's effective rate is as follows at June 30:

                             WW CAPITAL CORPORATION

Income Taxes - continued
                                                1997      1996      1995
                                                ----      ----      ----
Federal statutory rate ..................      34.00%   (34.00)%  (34.00)%
Non deductible expenses .................      23.44      1.56      3.16
Basis difference in assets ..............      (8.90)      --        --
Capital loss and non deductible
     write down of real estate ..........        --        .17     23.51
Change in deferred tax asset valuation
     allowance and net operating loss ...     (49.47)    34.10        --
Other ...................................      11.06
                                               -----     -----     -----
                                                 .93       .57     11.06
                                               =====     =====     =====
                                                 --%      2.40      3.73 %

                                                              1997          1996
                                                              ----          ----
Deferred tax assets:
     Allowance for doubtful accounts ..................      48,960       59,869
     Accrued salaries .................................      19,242       20,531
     Net operating loss carryforward ..................     239,979      344,327
     Inventory ........................................      34,775       25,518
                                                          ---------    ---------
          Total deferred tax assets ...................     342,956      450,245

Deferred tax liabilities:
     Depreciation of property and equipment ...........    (176,834)    (211,445)
     Valuation allowance ..............................    (166,122)    (238,800)
                                                           ---------    --------
Deferred taxes - net ............................         $      --   $      --
                                                           =========    ========

Current deferred tax asset ............................          --       99,814

Long-term deferred tax liability ......................          --      (99,814)
-------------------------------------------------------     --------    --------
                                                          $      --   $      --
                                                           =========    ========

At June 30, 1997, the Company has approximately $705,800 of net operating loss available for carryforward to offset future year's taxable revenue. The loss carry forward expires at various times through the year 2011, if not utilized earlier.

At June 30, 1997, the Company has capital loss carryforwards in the amount of $283,582 which no benefit has been recognized due to uncertainty as to realization.

(16)  Legal Proceedings
----  -----------------

      On December 6, 1996, WW Capital and its legal counsel, Klenda, Mitchell, Austerman and Zuercher, a Limited Liability Company and General Partnership filed a law suit in the U.S. District Court Wichita, Kansas against Jerry R. Bellar, individually. WW Capital sued to recover under provisions of the Exchange Agreement cost associated with the settlement of "People's Bank of Hunstville v. Liberty Metals Fabricating, LTD and Eagle Enterprises." It is management's opinion that any amounts paid to Liberty Metals, against Eagle, that Eagle would be indemnified by Bellar. It was indicated during the purchase of Eagle that Eagle's exposure in the Liberty Metals case was "at worst a wash-out" Bellar denies that the Liberty Metal case is covered under the indemnification agreement. WW Capital is seeking to recover approximately $53,000 relating to the settlement of the Liberty Metals Case.

                             WW CAPITAL CORPORATION

Legal Proceedings - (continued)
-------------------------------

      In addition the Company is seeking to recover its Legal fees advanced on behalf of Bellar relating to the March Group case. Provisions of the exchange agreement and a letter from Mr. Bellar to the Company attorneys, Klenda, Mitchell, Austerman and Zuercher, call for Mr. Bellar to reimburse the Company for all legal fees expended by the Company on Mr. Bellar's behalf. Mr. Bellar contains that the legal fees advanced on his behalf are unreasonable and has denied to reimburse the Company for these fees.

      On or about March 26, 1997, the above captioned case was transferred to the United States District Court for the Middle District of Tennessee in Nashville. The Company has retained legal counsel of Farris, Warfield, and Kanaday, PC in Nashville to handle the case.

      On two occasions the Company has made written offers to settle the case with Mr. Bellar. At this time, the settlement offers have been rejected by Mr. Bellar. Presently the case is in the discovery phase and management can not project an outcome at this time. WW Capital is seeking to recover approximately $195,235 relating to the reimbursement of legal fees and Liberty Metals, of which $167,572 has been recorded in the financial statements.

      In April, 1994, W-W Manufacturing and Eagle sent written notice to Agri-Sales that the Companies would not renew their sales and marketing agency agreement with Agri-Sales when the two year initial contract term expired on October 26, 1994. Agri-Sales informed the Company that under the contract, W-W Manufacturing and Eagle can not terminate the sales and marketing agreement until May 26,1995. On October 5, 1994, the Company filed a lawsuit in the
Sixteenth Judicial District, Ford County, Kansas, asking the Court for declaratory judgment and a preliminary injunction against Agri-Sales to resolve the issue. On October 10, 1994, Agri-Sales filed an answer and made application for a temporary injunction against the Company. On October 20, 1994, the District Judge denied Agri-Sales application for a temporary injunction against the Company. Additionally, Agri-Sales had filed a counter claim for relief estimating damages of $500,000 to $600,000 for the commissions Agri-Sales would have earned for the period October 26, 1994 to April 26, 1995, (the date Agri-Sales contends that the contract will expire) and actual damages of $475,206. Management was confident the court would decide that the contracts did expire on October 26, 1994 and the actual amounts due Agri-Sales based upon the Company's calculation, which had been recorded in the accompanying financial statements, are substantially less than the amounts claimed. This case is in discovery and the Company's legal counsel is unable to express an opinion on the outcome of this case. The Company has been negotiating with Agri-Sales to settle this lawsuit.

      While the case was in the Discovery stage, the Company reached a settlement agreement with Agri-Sales to settle the lawsuit. The Company offered to pay $180,000 with $30,000 due upon final settlement of the March Group, Inc. lawsuit discussed below with the remaining balance payable in semi-annual payments of $25,000 until paid in full, with zero interest. This offer was accepted by Jerry Bellar and an agreement was entered into on December 2, 1996. The second installment of $25,000 has not been paid awaiting the outcome of the lawsuit the Company filed against Bellar for non-compliance with the exchange agreement previously discussed above.

      On December 22, 1992, The March Group, Inc. (The March Group) filed a lawsuit against Eagle and its former shareholders, Jerry R. Bellar (Bellar) and James Buford (Buford). The March Group alleges that Eagle, Bellar and Buford breached a listing contract to sell Eagle and has requested damages of $169,596 (Count I).

                             WW CAPITAL CORPORATION

      The March Group has also sued the Company for breach of a separate agreement which the Company had made with The March Group promising to direct all inquiries it had regarding the purchase of Eagle through The March Group and is seeking damages of $169,596 (Count II).

     Additionally, The March Group is requesting damages against Eagle, Bellar and the Company under a specific Tennessee statue which would allow The March Group three times its proven actual damages of $508,788 (Count III).

      On May 6, 1994, the Chancery Court, for the State of Tennessee, entered an order requiring Eagle to pay The March Group $169,596 under Count I and ruled in favor of defendants on Counts II and III. On June 7, 1995 the court of appeals reversed the decision that Eagle had to pay $169,596. The case (Count I) has been remanded back to trial court for trial. The court of appeals affirmed the decision of the trial court on Count II and III in favor for the Company. After the Court of Appeals decision, Eagle filed an application for review to the Tennessee Supreme Court asking it to reconsider the Court of Appeals decision rejecting Eagle's claim that plaintiff violated the Tennessee Real Estate Broker Licensing Act, thus forfeiting any fee under the listing contract. Trial of the remanded case to the trial court will not begin until such time as the Tennessee Supreme Court has decided whether to grant Eagle's application for review. The Tennessee Supreme Court denied Eagle's application to review the Court of Appeals decision and trial was held on December 1996 in the Chancery Court of Nashville, Tennessee. On December 9, 1996 the Court ruled in the favor of The March Group and judgment was entered against Eagle for $137,264 plus prejudgment interest totaling $30,815.45 and post judgment interest at the stationary rate of 10% per annum and costs of the action. Under the terms of the Eagle Exchange agreement, Bellar acknowledges that his indemnification obligates him to pay Eagle for all damages awarded The March Group in excess of $50,000. In January 1997 Bellar filed a post trial motion in this case and has settled with The March Group.

     WW Capital had previously recorded the $50,000 minimum fee and on April 3, 1997 paid the $50,000 to finalize its obligations in this suit. Mr. Bellar has paid all sums in excess of the $50,000 and this case in now closed.

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

(17)     Significant Group Concentrations of Credit Risk
----     -----------------------------------------------

      The Company's business activity is in two industry segments, livestock handling equipment and water well and environmental supplies. W-W Manfufacturing and Eagle's livestock handling equipment customers are principally resellers and are primarily located in the midwest, Tennessee and Georgia, while Titan's water well supply customers are principally located in the states of Nebraska, Oklahoma and Kansas. At June 30, 1997, W-W Manufacturing and Eagle's accounts receivable totaled $952,147 and Titan's totaled $1,074,844.

                             WW CAPITAL CORPORATION

(18)  Fair Value of Financial Instruments
----  -----------------------------------

      Effective  June 30,  1996,  the Company  adopted  statement  of  Financial
Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial statements disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider tax consequences of realization. The carrying value of cash, trade receivables, notes receivables and accounts payable and variable rate debt instruments approximate fair value. The carrying value of long-term debt approximates fair value in 1997 due to the scheduled maturities and restrictive provisions of the debt. The carrying value of long-term debt exceeded the fair value by approximately $63,300 at June 30, 1996 based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

        Independent Auditors' Report
        ----------------------------



        The Board of Directors and Stockholders
        W W Capital Corporation
        Fort Collins, Colorado


         We have audited the accompanying consolidated balance sheet of W W Capital Corporation as of June 30, 1997, and the related statements of operations, stockholders' equity and cash flows for the year then ended, and have issued our report thereon dated October 10, 1997. Our audit also included the financial statement schedule of W W Capital Corporation listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.








                                                   BROCK AND COMPANY, CPAs, P.C.


        Fort Collins, Colorado
        October 10, 1997

                          INDEPENDENT AUDITOR'S REPORT




The Board of Directors and Stockholders
W W Capital Corporation




         We have audited the accompanying consolidated balance sheet of W W Capital Corporation as of June 30, 1996, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 1996 and have issued our report thereon dated October 15, 1996. Our audits also included the financial statement schedules of W W Capital Corporation as of June 30, 1996, and for each of the two years in the period then ended, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statements schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                                  MILLER AND McCOLLOM
                                                  Certified Public Accountants




Denver, Colorado
October 15, 1996

                                     ASSETS
                                     ------
                                                                       Years Ended June 30,
                                                                       --------------------
                                                                        1997           1996
                                                                        ----           ----
Current Assets:
  Cash .........................................................  $    13,060    $     6,715
  Accouts receivable, related party ............................      167,572        132,221
  Notes receivable .............................................        2,500           --
  Deferred taxes ...............................................         --           99,814
                                                                  -----------    -----------
      Total Current Assets .....................................      183,132        238,750
                                                                  -----------    -----------

Property and Equipment, net of accumulated depreciation
of $95,527 in 1997 and $82,276 in 1996 .........................       41,237         64,060

Other Assets:
  Real estate held for sale ....................................      381,035        379,414
  Investment in wholly owned subsidiaries ......................    2,122,743      2,121,348
  Other assets .................................................        2,312          5,274
                                                                  -----------    -----------

      TOTAL ASSETS .............................................  $ 2,730,459    $ 2,808,846
                                                                  ===========    ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITITY
                                   LIABILITIES
                                   -----------
Current Liabilites:
  Accounts payable .............................................  $    97,949    $   186,875
  Accrued expenses .............................................        6,600         10,885
  Accounts payable, subsidiaries ...............................      160,351         62,698
  Current portion, long-term debt ..............................       12,570         11,796
      Total Current Liabilites .................................      277,470        272,254
                                                                  -----------    -----------
Long-term debt .................................................         --           12,538
Deferred taxes .................................................         --           99,814
                                                                  -----------    -----------
     Total Liabilites ..........................................      277,470        384,606
                                                                  -----------    -----------

                              STOCKHOLDERS' EQUITY
                              --------------------
Stockholders' Equity:
  Preferred stock, $10.00 par value, 400,000 shares
     authorized ................................................        --             --
  Common stock, $0.01 par value, 15,000,000 shares
     authorized;5,540,661 and  5,530,661 shares issued and
     outstanding at June 30, 1997 and 1996, respectively .......       55,406         55,306
 Captial in excess of par value ................................    3,304,629      3,304,099
 Retained earnings (deficit) ...................................     (888,140)      (916,259)
                                                                  -----------    -----------
                                                                    2,471,895      2,443,146
Less 20,264 shares of treasury stock at cost ...................      (18,906)       (18,906)
                                                                  -----------    -----------

      TOTAL STOCKHOLDERS' EQUITY ...............................    2,452,989      2,424,240
                                                                  -----------    -----------
     TOTAL LIABILITES AND STOCKHOLDERS' EQUITY .................  $ 2,730,459    $ 2,808,846
                                                                  ===========    ===========

                                                         Years ended June 30,
                                                         --------------------

                                                    1997        1996         1995

Revenues:
  Management fee from subsidiaries ..........   $ 480,000    $ 480,000    $ 655,093

  Operating Expenses:
  General and administrative ................     546,011      645,678      750,513
                                                ---------    ---------    ---------

         Operating (Loss) ...................     (66,011)    (165,678)     (95,420)

Other Income (Expense):
  Interest income ...........................        --          2,879        9,455
  Interest expense ..........................      (2,075)      (5,482)     (21,020)
  Realized and unrealized loss on asset sales
    and real estate held for sale ...........       3,319       (3,500)    (271,811)
  Other income ..............................      (2,960)      12,154       52,470
  Equity in Earnings (loss) of subsidiary
    before income taxes .....................      95,847     (542,409)     (65,085)
                                                ---------    ---------    ---------
  Earnings (loss) before Income taxes .......      28,120     (702,036)    (391,411)

Income Tax Expense ..........................        --         15,763       14,576
                                                ---------    ---------    ---------


     Net Earnings (Loss) ....................   $  28,120    ($717,799)   ($405,987)
                                                =========    =========    =========

                                                           Years ended June 30,
                                                           --------------------
                                                      1997         1996         1995
                                                      ----         ----         ----
Net cash flows (used in) operating
 activites ...................................   ($172,779)   ($ 13,571)   ($224,049)
                                                  ---------    ---------    ---------

Cash flows from investing activites:
  Investment in subsidiaries ..................     179,415     (365,000)    (150,000)
  Sale of real estate .........................        --           --        374,606
  Proceeds from notes receivable ..............     430,219         --
  Proceeds from sales of property and equipment       4,000         --           --
  Purchase of equipment .......................      (4,226)      (3,221)     (40,654)
  Additions to real estate held for sale ......      (1,621)      (5,454)     (13,097)
                                                  ---------    ---------    ---------
Net cash provided by investing
  activites ...................................     177,568       56,544      170,855
                                                  ---------    ---------    ---------

Cash flows from financing activites:
  Bank overdraft ..............................        --           --          9,258
  Proceeds from long-term debt ................        --           --         44,576
  Proceeds from issuance of common stock ......         630         --         30,000
  Payments on long-term debt ..................     (11,764)     (39,010)     (26,038)
  Payment on capital lease obligation .........        --           (387)      (1,463)
                                                  ---------    ---------    ---------
Net cash (used in) provided by financing
  activites ...................................     (11,134)     (39,397)      56,333
                                                  ---------    ---------    ---------

Net increase in cash ..........................       6,345        3,576        3,139

Cash at beginning of year .....................       6,715        3,139         --
                                                  ---------    ---------    ---------
Cash at end of year ...........................   $  13,060    $   6,715    $   3,139
                                                  =========    =========    =========

Supplemental schedule of noncash investing
  and financing activies:
     Issuance of stock to acquire equipment
        and marketing rights ..................   $    --      $    --      $  19,688
    Issuance of stock as finders fee ..........        --           --         22,010

    Sale of Grand County real estate:
        Receipt of note receivable ............        --           --        440,218
        Payoff of note payable ................        --           --        241,170

Supplemental disclosures of cash flow
    information:
        Cash paid during the year for:
            Interest ..........................   $   2,075    $   5,482    $  21,020

          (1)  Long-term Debt

Notes payable to financial institutions were as follows:
                                                                June  30,
                                                                ---------
                                                           1997           1996
                                                           ----           ----
Note payable, NationsBank Kansas, interest at
  9.00%, secured by funiture and equipment,
  payable in monthly principal and interest

  payments of $1,126 ...............................     $ 12,570      $ 24,334

                      Less current portion .........      (12,570)      (11,796)
                                                         --------      --------
                                                         $   --          12,538
                                                         ========      ========

Future maturities of notes payable consists of $12,570 that is due during 1998.


          (2)  Related Party Transactions

               At June 30, 1997 and 1996, Jerry R. Bellar, the former majority shareholder of Eagle and a current stockholder of the Company, owed $167,572 and $132,221 respectively under on indemnifcation agreement related to the Company's acquisition of Eagle.

               The following amounts related to wholly owned subsidiaries of the Company were eliminated in the consolidated financial statements of the Company but are reflected in this condensed financial statement of registrant:

               Amounts receivable (payable) at June 30:

                                                       1997               1996
                                                       ----               ----
W-W Manufacturing Co, Inc. ...............         $ 116,416          $  38,817
Titan Industries, Inc. ...................          (239,903)           (94,452)
Eagle Enterprises, Inc. ..................           (36,864)            (7,063)
                                                   ---------          ---------
                                                   ($160,351)         ($ 62,698)
                                                   =========          =========

     (2)  Related Party Transactions, Continued

Management fee income for:                           Years ended June 30,
                                                     --------------------


                                                 1997         1996         1995
                                                 ----         ----         ----
  W-W Manufacturing Co., Inc ............   $ 240,000    $ 240,000    $ 373,664
  Titan Industries, Inc. ................     240,000      240,000      240,000
  Eagle Enterprises, Inc. ...............        --           --         41,429
                                            ---------    ---------    ---------
                                            $ 480,000    $ 480,000    $ 655,093
                                            =========    =========    =========

Equity in subsidiary operations for:                 Years Ended June 30,
                                                     --------------------

                                                 1997         1996         1995
                                                 ----         ----         ----
 W-W Manufacturing Co., Inc .............   ($  5,925)   ($432,908)   $ 131,073
 Titan Industries, Inc. .................      97,332      169,914       53,369
 Eagle Enterprises, Inc. ................       4,440     (279,415)    (249,527)
                                            ---------    ---------    ---------
                                            $  95,847    ($542,409)   ($ 65,085)
                                            =========    =========    =========

                                      S-7