Form 10-Q/A
period 1997-09-30
W W CAPITAL CORP
filed 1997-11-12
CIK 831253

FORM 10-Q/a1
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For Quarterly Period Ended September 30, 1997
                                       OR
(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
         For the transition period from            to

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

                  3500 JFK Parkway, Suite 202, Ft. Collins, CO
                  --------------------------------------------
       80525 (Address of principal executive offices, including zip code)

                                 (970) 207-1100
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
   (Former name, address and former fiscal year, if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Title of Each Class                    Number of Shares Outstanding
             Common Stock                          at November  10, 1997
             ------------                          ---------------------
            $0.01 Par Value                              5,540,661

                             W-W CAPITAL CORPORATION

                                      Index
                                      -----
PART I                FINANCIAL INFORMATION                          PAGE NO.
------                ---------------------                          --------

Item 1                Balance Sheets
                      September 30, 1997 and June 30, 1997               1

                      Statements of Operations
                        Three Months Ended
                        September 30, 1997 and 1996                      3

                      Statements of Cash Flows
                        Three Months Ended
                        September 30, 1997 and 1996                      4

                      Notes to Financial Statements                      6

Item 2                Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations                                    9

PART II               OTHER INFORMATION

Item 1                LEGAL PROCEEDINGS                                 13
------
Item 2                CHANGES IN SECURITIES                             13
------
Item 3                DEFAULTS UPON SENIOR SECURITIES                   13
------
Item 4                SUBMISSION OF MATTERS TO VOTE OF
------
                      SECURITY HOLDERS                                  13
Item 5                OTHER INFORMATION                                 13
------
Item 6                EXHIBITS AND REPORT ON FORM 8-K                   13
------


                      SIGNATURES                                        14

                          Part 1-FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
                             W-W CAPITAL CORPORATION

                                  Balance Sheet

                                                   September 30,  June 30,
                                                       1997        1997
                                                       ----        ----
                                                   (Unaudited)

Assets
------
Current assets:
     Cash ......................................   $  149,637   $  357,373
     Trade accounts receivable .................    2,341,105    2,160,991
     Less allowance for doubtful accounts ......     (134,000)    (134,000)
                                                   ----------   -----------
         Net accounts receivable ...............    2,207,105    2,026,991
     Accounts receivable, related party ........      168,407      167,572
     Accounts receivable, other ................       15,449       13,321
     Inventories:
       Raw materials ...........................      403,571      461,311
       Work-in-process .........................      188,890      188,890
       Finished goods ..........................    2,611,215    2,690,955
                                                   ----------   -----------
         Total inventories .....................    3,203,676    3,341,156
                                                   ----------   -----------
     Prepaid expenses ..........................       63,330       15,984
     Current portion of notes receivable
         from related parties ..................        2,596        9,286
     Current portion of notes receivable, other         4,683        6,549
                                                   ----------   -----------
         Total current assets ..................    5,814,783    5,938,232
                                                   ----------   -----------
Property and equipment, at cost ................    4,598,947    4,553,214
     Less accumulated depreciation
     and amortization ..........................   (2,353,404)  (2,256,851)
                                                   ----------   -----------
         Net property and equipment ............    2,245,543    2,296,363
                                                   ----------   -----------

Other Assets:
     Real Estate held for resale ...............      381,035      381,035
     Long-term notes receivable from
         related parties, net of current portion       23,028       23,028
     Long-term notes receivable, other, net
         of allowance for doubtful accounts
         of $10,000 and current portion ........        9,753        9,753
     Other assets ..............................       28,485       30,682
                                                   ----------   -----------
         Total other assets ....................      442,301      444,498
                                                   ----------   -----------

         TOTAL ASSETS ..........................   $8,502,727   $8,679,093
                                                   ==========   ===========

                           Continued on following page
                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                            Balance Sheet, Continued

                                                     September 30,    June 30,
                                                          1997          1997
                                                          ----          ----
                                                      (Unaudited)


Liabilities
------------
 Current Liabilities:
     Accounts Payable ..............................   $1,879,506   $2,232,990
     Revolving credit note payable to Bank .........    1,834,000    1,834,000
     Accrued property taxes ........................       40,795       34,442
     Accrued payroll and related taxes .............      191,154      184,569
     Accrued interest payable ......................        3,860       12,344
     Accrued commissions related party .............      150,000      150,000
     Current portion of long-term payables .........    1,120,673    1,144,949
     Current portion of notes payable to
       related parties .............................       25,633       27,069
     Current portion of capital lease obligation ...        9,578        9,889
     Other current liabilities .....................       19,178       18,777
                                                       ----------    ---------
         Total current liabilities .................    5,274,377    5,649,029
                                                       ----------    ---------
Other Liabilities:
     Long-term note payable to financial
       institutions net of current portion .........      545,294      575,390
      Long-term capital lease obligation,
       net of current portion ......................         --          1,684
                                                       ----------    ---------
         Total other Liabilities ...................      545,294      577,074
                                                       ----------    ---------

         TOTAL LIABILITIES .........................    5,819,671    6,226,103
                                                       ----------    ---------

Stockholders' Equity
--------------------
     Common stock: $.01 par value 15,000,000
       shares authorized 5,540,661 shares
       issued and outstanding at September
       30, 1997, and June 30, 1997, respectively ...       55,406       55,406
     Capital in excess of par value ................    3,304,629    3,304,629
     Retained earnings (deficit) ...................     (658,073) (   888,139)
                                                       ----------    ---------
                                                        2,701,962    2,471,896
     Less 20,264 shares of treasury stock at
       cost ........................................  (    18,906) (    18,906)
                                                       ----------    ---------
         TOTAL STOCKHOLDERS' EQUITY ................    2,683,056    2,452,990
                                                       ----------    ---------

         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY ......................   $8,502,727   $8,679,093
                                                       ==========    =========

                 See accompanying notes to financial statements

                             W-W CAPITAL CORPORATION

                            Statements of Operations
                                   (Unaudited)


                                             Three Months Ended
                                                September 30,
                                                -------------
                                               1997        1996
                                               ----        ----
Net Sales ..............................   $4,181,579   $3,812,848
Cost of goods sold .....................    3,269,215    3,053,686
                                           ----------   ----------
Gross profit ...........................      912,364      759,162
                                           ----------   ----------

Operating expenses:
     Selling expenses ..................      295,140      278,430
     General and administrative expenses      347,666      358,035
                                           ----------   ----------
         Total operating expenses ......      642,806      636,465
                                           ----------   ----------

         Operating earnings (loss) .....      269,458      122,697
                                           ----------   ----------

Other income (expense):
     Interest income ...................       24,161       18,887
     Interest expense ..................  (    84,627) (    95,305)
     Gain (loss) on sale of assets .....         --            386
     Other income (expense), net .......       20,974        6,162
                                           ----------   ----------
         Total other income (expense) ..  (    39,492) (    69,870)
                                           ----------   ----------

     Earnings (loss) before income taxes      230,066       52,827
                                           ----------   ----------

Provision for deferred income taxes ....         --           --
                                           ----------   ----------


     Net earnings (loss) ...............   $  230,066   $   52,827
                                           ==========   ==========


Earnings (loss) per common share: ......   $      .04   $      .01
                                           ==========   ==========


Weighted average number of
common shares outstanding ..............    5,549,544    5,530,661
                                           ==========   ==========

                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                            -----------------------

                             Statement of Cash Flows
                                   (Unaudited)

                                                          Three Months Ended
                                                             September 30,
                                                             -------------
                                                            1997      1996
                                                            ----      ----
Cash flows from operating activities:
     Net earnings (loss) .............................   $230,066   $ 52,827
     Adjustments to reconcile net earnings to net
     cash provided by (used in) operating activities:
     Depreciation and amortization ...................     98,751    100,367

     Loss (gain) on property and equipment ...........       --         (386)
     Deferred income taxes ...........................       --         --
     Other ...........................................       --         --

Changes in assets and liabilities:
     Accounts receivable .............................   (180,114)  (155,952)
     Inventories .....................................    137,480    102,548
     Other current and non-current assets ............   ( 50,308)  ( 52,450)
     Accounts payable ................................   (353,484)    35,548
     Accrued expenses
         and other current liabilities ...............      4,854     14,258
                                                         --------     ------
              Net cash provided by (used in) operating
              activities .............................   (112,755)    96,760
                                                         --------     ------

Cash flows from investing activities:
     Increase in real estate held for sale ...........       --     (    660)
     Purchase of property and equipment ..............    (45,733)  ( 25,205)
     Proceeds from other notes receivable ............      1,866      2,347
     Proceeds from stockholders' notes receivable ....      6,689      6,161
                                                         --------     ------
              Net cash provided by (used in) investing
              activities .............................   ( 37,178)  ( 17,357)
                                                         --------     ------








                          (Continued on following page)

                             W-W CAPITAL CORPORATION
                             -----------------------

                       Statement of Cash Flows, Continued
                                   (Unaudited)


                                                      Three Months Ended
                                                         September 30,
                                                         -------------
                                                        1997       1996
                                                        ----       ----
Cash flows from financing activities:
     Proceeds from lines of credit ...............   $   --     $   --
     Payments on notes payable to financial
         institutions and government entities ....   ( 75,768)  ( 85,574)
     Payments on notes payable to affiliates .....   (  1,435)  (  1,299)
     Proceeds from notes payable .................     19,400     34,156
                                                     --------     ------

     Net cash provided by (used in) financing
         activities ..............................   ( 57,803)  ( 49,717)
                                                     --------     ------

     Net increase  (decrease) in cash ............   (207,736)    29,686
     Cash at beginning of period .................    357,373    131,022
                                                     --------     ------

         Cash at end of period ...................   $149,637   $160,708
                                                     ========   ========


Supplemental disclosures of cash flow information:
     Cash paid during the period for interest ....   $ 93,110   $ 98,307
                                                     ========   ========

                                        5
                 See accompanying notes to financial statements.

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

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles for full-year financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to W-W Capital Corporation's financial statements included in its Annual Report on Form 10-K for the year ended June 30, 1997. In the opinion of management, all adjustments (consisting of normal recurring accrual basis adjustments) considered necessary for a fair presentation have been reflected in the accompanying financial statements. Operating results for the three month period ended September 30, 1997, are not necessarily indicative of the result that may be expected for the year ended June 30, 1998.


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


NOTE 3 - RELATED PARTY TRANSACTION
----------------------------------

         The Company has a number of related party transactions. See the footnotes to W-W Capital Corporation financial statements for the year ended June 30, 1997, included in its Annual Report on Form 10-K for the nature and type of related party transactions.

         A summary of the related party transactions that effect the Company's statement of operations for the three months ended September 30, 1997 and 1996, respectively, is as follows:

                                                             September 30,
                                                             -------------
Transactions with
Related Parties                                          1997               1996
------------------------------------------            -------            -------
Rent expense .............................            $15,000            $15,000

Interest income ..........................            $   211            $   739

Interest expense .........................            $   665            $   801


ITEM 2.       Management's Discussion and Analysis  of Financial Condition and
-------       Results of Operations.
              ------------------------------------------------------------------


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

(A)      Analysis of Results of Operations
         ---------------------------------

         The Company has a net earning of $230,066, for the quarter ended September 30, 1997, as compared to a net earnings of $52,827 in 1996.

         Net sales increased to $4,181,579 for the three months ended September 30, 1997, compared to $3,812,848 for 1996. The following table represents actual sales by segment group.

         Sales by segment group:
                                       Three Months Ended
                                          September 30
                                          ------------
                                                               Increase
                                       1997         1996      (Decrease)
                                       ----         ----      ----------
Livestock Handling Equipment ...   $2,363,522   $1,937,912   $  425,610
Water and Environmental Products    1,818,057    1,874,936    (  56,879)
                                   ----------   ----------   ----------
     Total Net Sales ...........   $4,181,579   $3,812,848   $  368,731
                                   ==========   ==========   ==========

The increase in livestock equipment sales is attributed to high distributor/dealer demand for all traditional equipment. Sales increased at Eagle to $573,405 for the first three months ended September 30, 1997 compared to $522,684 during the same period of 1997. Sales at W-W Manufacturing increased from $1,327,788 to $1,688,372 or an increase of $360,584 during the three months ended September 30, 1997. As beef prices and market conditions continue to remain strong, sales in all areas continue to increase. The new panel and feed equipment lines continue to improve, livestock systems and cattle working areas remain strong and hydraulic chute sales have reached all time levels. The Company is presently working on other new products to be introduced during the spring market. As conditions continue to be strong, the expansion into new market and products during the down turn of 1995 and 1996 is proving to be a sound decision. New distributions established in the east, west and southwest continue to show strong demand for all products.

While sales decreased slightly in the water and environmental products segment, sales of Company manufactured products showed strong improvement. Sales continue to go well in standard flush joint PVC screen and casing, and slotted high-density polyethylene pipe introduced in fiscal 1996 and also has continued to gain strength in the horizontal drilling market.

Titan's Ver-ta Slot product continues to show strong acceptance. This product was developed for heavier wall applications found in landfills, highway construction, and various mining applications. Vertical slotted openings are available in various diameters, schedules and types of pipe. The Company has developed the Ver-ta Slot for all applications and material including belled end, gasket end, plain end or flush joint material.

Another new product gaining market acceptance is Titan's Combo-buried Pressure Tank. This tank offers many advanced features over competitor's tanks including strength, convenience of installation, and simplified operation. With the introduction of the Enviorflex well screen, Titan again leads the way with an innovative well screen that's a cost effective way to prevent sedimentation in horizontal remidation wells. This screen offers strength and high performance not found in other screens. This screen can be used for ground water, extraction applications, and solid vapor extraction wells. These and other new products being developed will help Titan maintain its reputation as the "ultimate supplier" of water and well products.

Gross margins continue to show improvement in all companies showing an increase for the three months ended September 30, 1997, to 21.8% compared to 20.0% in 1996. The gross profit margin in the livestock handling equipment segment increased slightly from 23.0% to 23.2%. This increase, while only slight, continues to improve as Eagle improves manufacturing efficiencies. Profits in the livestock segment continue to improve. Eagle had an operating profit of $47,581.68 during the quarter ended September 30, 1997, as compared to an operating profit of $25,447 in the corresponding quarter in 1996. Operating profits improved at W-W Manufacturing to $97,360.14 during the quarter ended September 30, 1997, as compared to an operating profit of $7,170 in the corresponding quarter of 1996.

Gross profit margins in the water and environmental segment increased from 16.8% in 1996, to 20.0% in 1997. This increase is due to the increase in sales of the manufactured products which are at higher profit margins. Profits in the water and environmental segment continued to improve even though sales were slightly lower. Profits increased to $89,525 during the three months ended September 30, 1997, compared to $55,750 for the same period in 1996.

Selling expenses as a percent of sales continued to decline during the quarter ended September 30, 1997 to 7.1% compared to 7.3% in 1996. The Company will monitor selling costs, continue to expand its distributor/dealer base and promote products to the end user.

General and administrative expenses declined $10,369 during the quarter ended September 30, 1997 and as a percentage of sales declined to 8.3% from 9.4% in the corresponding quarter of 1996. The decrease is attributable to cost cuts taken at the corporate office and lower legal expense due to the settlement of various lawsuits.

Interest expense continues to decline as overall borrowing is reduced. Interest expense decreased to $84,627 during the first quarter ended September 30, 1997, compared to $95,305 during the same period of 1996.

(B)   Liquidity and Capital Resources
      -------------------------------

The Company generated profits of $230,066 during the quarter ended September 30, 1997, compared to $52,827 for the same quarter of 1996. Cash flow from operations continued to improve during the quarter to $328,817, compared to $153,194 during the same quarter of 1996.

Cash flow was used in operations to substantially reduce accounts payable and bank debt. The Company will continue to improve cash flow and reduce debt and interest expense. Cash was also used to carry increases in accounts receivable. The improvement in cash flow will continue to improve as the Company generates profits. Management will continue to monitor inventory levels, improve receivable collections, reduce cost and improve manufacturing efficiencies to insure adequate working capital. As of the time of this report, the Company was in final stages of negotiating to sell its 95 acres of real estate in Mansfield, Texas. The Company had been negotiating on a joint venture development but an adequate partner has not been found at this time. It was determined that if a fair price could be offered for the land, the Company would sell the property and apply the proceeds to reduce bank debt.

The Company is currently renewing bank lines-of-credit with its primary lender through January of 1998. These loans were only renewed by the lender for a short term period due to operating losses of 1996. However, with the strong improvement by the Company in profits and cash flow, several banks have shown high interest in doing business with the Company. With the profits generated during the last two quarters, all loan covenants have been complied with. It is anticipated that new lines-of-credit will be in place by spring of 1998 with our existing lenders or arrangements will be made with new financial institutions. Management has discussed the various loan violations with our current banks and neither bank has indicated they would accelerate any payment on the respective loans.

Management   believes  with  cash  flow  provided  from  operations,   available
lines-of-credit and the Company's ability to sell its real estate holdings, the Company will have adequate sources to meet its current obligations.

                                     PART II
                                OTHER INFORMATION
                                -----------------

ITEM 1.             LEGAL PROCEEDINGS
-------             -----------------

     Not Applicable

ITEM 2.             CHANGES IN SECURITIES
-------             ---------------------

     Not Applicable


ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
-------             -------------------------------

     Not Applicable

ITEM 4.             SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
-------             --------------------------------------------------

     Not Applicable

ITEM 5.             OTHER INFORMATION
-------             -----------------

     Not Applicable

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K
-------             --------------------------------

     Exhibit 27 Financial Data Schedule

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    W-W CAPITAL CORPORATION
                                        (Registrant)

Dated: November 11, 1997            By:  /s/ Steve Zamzow
                                        ---------------------
                                        Steve Zamzow, President & CEO



Dated: November 11, 1997            By: /s/ Dianne Gano
                                   --------------------
                                        Dianne Gano, Controller