Form 10-Q
period 1997-12-31
W W CAPITAL CORP
filed 1998-02-23
CIK 831253

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For Quarterly Period Ended December 31, 1997
                                                            OR
(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
         For the transition period from            to

Commission File No. 0-17757

                             W-W CAPITAL CORPORATION
             (exact name of Registrant as specified in its charter)

            Nevada                                           93-0967457
(State or other jurisdiction of                        (IRS Employer Identi-
incorporation or organization)                            fication Number)

                   3500 JFK Parkway Suite 202 Ft. Collins, CO
                 80525 (Address of principal executive offices,
                               including zip code)
                                 (970) 207-1100
              (Registrant's telephone number, including area code)
                                 Not Applicable
   (Former name, address and former fiscal year, if changed since last report)

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

Indicate by check mark whether Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
         Yes      No      NOT APPLICABLE   _X_

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class                            Number of Shares Outstanding
-------------------
        Common stock                               at November 10, 1997
                                                   --------------------
        $0.01 Par Value                                 5,540,661

                             W-W CAPITAL CORPORATION

                                      Index

PART I               FINANCIAL INFORMATION                    PAGE NO.
------               ---------------------                    --------

Item 1               Balance Sheets
                     December 31, 1997 and June 30, 1997          1

                     Statements of Operations
                       Three and Six Months Ended
                       December 31, 1997 and 1996                 3

                     Statements of Cash Flows
                       Six Months Ended
                       December 31, 1997 and 1996                 4

                     Notes to Financial Statements                6

Item 2               Management's Discussion and Analysis
                       of Financial Condition and Results
                       of Operations                              7

PART II              OTHER INFORMATION

Item 1               LEGAL PROCEEDINGS                           12
------
Item 2               CHANGES IN SECURITIES                       12
------
Item 3               DEFAULTS UPON SENIOR SECURITIES             12
------
Item 4               SUBMISSION OF MATTERS TO VOTE OF
------
                     SECURITY HOLDERS                            12
Item 5               OTHER INFORMATION                           12
------
Item 6               EXHIBITS AND REPORT ON FORM 8-K             12
------

                     SIGNATURES                                  13

                          Part 1-FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                             W-W CAPITAL CORPORATION
                             -----------------------

                                                       Balance Sheet

                                                        December 31,           June 30,
                                                            1997                 1997

Assets                                                   (Unaudited)

Current assets:
     Cash                                              $     61,300         $   357,373
                                                        -----------          ----------
     Trade accounts receivable                            1,763,490           2,160,991
     Less allowance for doubtful accounts                 ( 134,000 )         ( 134,000 )
                                                         ----------         -----------
         Net accounts receivable                          1,629,490           2,026,991
     Accounts receivable, related party                     168,407             167,572
     Accounts receivable, other                              46,411              13,321

     Inventories:
       Raw materials                                        433,571             461,311
       Work-in-process                                      188,890             188,890
       Finished goods                                     2,727,167           2,690,955
                                                         ----------          ----------
         Total inventories                                3,349,628           3,341,156
                                                         ----------          ----------
     Prepaid expenses                                        59,437              15,984
     Current portion of notes receivable
         from related parties                                     -               9,286
     Current portion of notes receivable, other               1,257               6,549
                                                          ---------        ------------
         Total current assets                             5,315,930           5,938,232
                                                         ----------          ----------
Property and equipment, at cost                           4,624,829           4,553,214
     less accumulated depreciation
     and amortization                                   ( 2,448,888 )       ( 2,256,851 )
                                                        -----------         -----------
         Net property and equipment                       2,175,941           2,296,363
                                                        -----------          ----------

Other Assets:
     Real Estate held for resale                                  -             381,035
     Long-term notes receivable from
         related parties, net of current portion             23,028              23,028
     Long-term notes receivable, other, net
         of allowance for doubtful accounts
         of $10,000 and current portion                     120,812               9,753
     Other assets                                            26,287              30,682
                                                       ------------        ------------
         Total other assets                                 170,127             444,498
                                                      -------------         -----------

         TOTAL ASSETS                                   $ 7,661,998         $ 8,679,093
                                                         ==========          ==========

                         Continued on following page
                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------
                            Balance Sheet, Continued

                                                              December 31,         June 30,
                                                                 1997               1997
                                                                 ----               ----
                                   (Unaudited)

Liabilities
Current Liabilities:
     Accounts Payable                                         $ 1,561,236     $   2,232,990
     Revolving credit note payable to Bank                      1,684,000         1,834,000
     Accrued property taxes                                        37,736            34,442
     Accrued payroll and related taxes                            154,995           184,569
     Accrued interest payable                                       1,767            12,344
     Accrued commissions related parties                          150,000           150,000
     Current portion of long-term payables                      1,061,790         1,144,949
     Current portion of notes payable to
         related parties                                           24,162            27,069
     Current portion of capital lease obligation                    6,262             9,889
     Other current liabilities                                     19,666            18,777
                                                              -----------       -----------
         Total current liabilities                              4,701,614         5,649,029
                                                               ----------        ----------

Other Liabilities:
     Accrued commissions related party                                  -                 -
     Long-term note payable to financial
         institutions net of current portion                      521,783           575,390
     Long-term capital lease obligation, net
         of current portion                                             -             1,684
         Total other Liabilities                                 521,7843           577,074

         TOTAL LIABILITIES                                      5,223,397         6,226,103
                                                               ----------        ----------

Stockholders' Equity
Preferred stock: $10.00 par value, 400,000 shares
     authorized                                                         -                 -
Common stock, $0.01 par value, 15,000,000 shares
     authorized; 5,540,661 and 5,530,661 shares issued             55,406            55,406
     and outstanding at Dec. 31, 1997 and June 30, 1997

     Capital in excess of par value                             3,304,629         3,304,629
     Accumulated Deficit                                        ( 902,528 )       ( 888,139 )
                                                               ----------        ----------
                                                                2,457,507         2,471,896
     Less 20,264 shares of treasury stock at cost                ( 18,906 )        ( 18,906 )
                                                               ----------        ----------

         TOTAL STOCKHOLDERS' EQUITY                            2,438,6001         2,452,990
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                 $ 7,661,998       $ 8,679,093
                                                               ==========        ==========

                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                            Statements of Operations
                                   (Unaudited)

                                                              Three Months Ended                               Six Months Ended
                                                                  December 31,                                    December 31,

                                                     1997                  1996                 1997                  1996
                                                     ----                  ----                 ----                  ----
Net Sales                                         $ 3,490,659         $ 3,114,560          $ 7,672,238           $ 6,927,408
Cost of goods sold                                  2,925,102           2,717,106            6,260,747             5,770,792
                                                   ----------          ----------           ----------             ---------
     Gross profit                                     565,557             397,454            1,411,491             1,156,616
                                                   ----------          ----------           ----------            ----------

Operating expenses:
     Selling expenses                                 288,345             265,632              583,485               544,062
     General and administrative expenses              354,793             338,382              702,305               696,417
                                                   ----------          ----------           ----------            ----------
         Total operating expenses                     643,138             604,014            1,285,790             1,240,479
                                                   ----------          ----------           ----------            ----------

         Operating earnings (loss)                  (  77,581 )       (   206,560 )           125,701               ( 83,863 )
                                                  -----------         ------------          -----------           ----------

Other income (expense):
     Interest income                                   20,282              17,095               44,444                35,982
     Interest expense                                ( 86,230 )          ( 89,900 )          ( 170,857 )           ( 185,205 )
     Gain (loss) on sale of assets                   ( 71,754 )             2,624            (  71,754 )               3,010
     Other income (expense), net                       37,104               3,697               58,077                 9,859
                                                  -----------           ---------          -----------          ------------
         Total other income (expense)               ( 100,598 )          ( 66,484 )           (140,090 )           ( 136,354 )
                                                  -----------          ----------           ----------            ----------

     Earnings (loss) before income taxes           (  178,179 )         ( 273,044 )          (  14,389 )           ( 220,217 )
                                                 ------------        -----------           -----------

Provision for deferred income taxes                         -                   -                    -                     -
                                              ---------------       -------------        -------------        --------------


     Net earnings (loss)                           $( 178,179 )       $ ( 273,044 )        $(   14,389 )        $  ( 220,217 )
                                                    =========          ==========          ==========             ==========


Basic earnings (loss) per common share          $      (  .03 )     $      (  .05 )     $      (   .00 )       $      (  .04 )
                                                 ============        ============        =============          ============

Diluted earnings (loss) per common share        $        (.03 )     $      (  .05 )     $      (   .00 )       $      (  .04 )
                                                =============       =============       ==============          ============

Weighted-average number of
common shares outstanding                           5,549,544           5,537,328            5,549,544             5,533,994
                                                   ==========          ==========           ==========           ===========


                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)

                                                                        Six Months Ended
                                                                          December 31,
                                                                          ------------

                                                                     1997                 1996
                                                                     ----                 ----
Cash flows from operating activities:
     Net earnings (loss)                                     $   (  14,389  )        $ ( 220,217  )
     Adjustments to reconcile net earnings to net cash
         provided by (used in) operating activities:
     Depreciation and amortization                                 196,433               201,858
     Loss (gain) on property and equipment                     (       600  )           (  3,010  )
     Loss (gain) on sale of real estate                             72,354                     -
     Provisions for loss on accounts and notes
         receivable                                                      -               ( 7,470  )
     Deferred income taxes                                               -              (    158  )

Changes in assets and liabilities:
     Accounts receivable                                           397,501               290,367
     Inventories                                                (    8,472  )             57,466
     Other current and non-current assets                        (  77,377  )         (  249,859  )
     Accounts payable                                             (671,754  )        (    61,095  )
     Accrued expenses
         and other current liabilities                            ( 35,969  )          (  45,755  )
                                                               -----------           -----------
              Net cash provided by (used in) operating
              activities                                          (142,273  )          (  37,873  )
                                                               -----------         -------------

Cash flows from investing activities:
     Proceeds from sale of property and equipment                      600                 4,800
     Proceeds from sale of real estate                             198,681                     -
     Increase in real estate held for sale                               -            (      980  )
     Purchase of property and equipment                          (  71,615  )          (  53,450  )
     Increase in other notes receivable                                  -                     -
     Proceeds from other notes receivable                            4,232                18,530
     Proceeds from stockholders' notes receivable                    9,285                12,462
                                                               -----------          ------------
              Net cash provided by (used in) investing
              activities                                           141,183              ( 18,638  )
                                                                ----------            ----------

                          (Continued on following page)

                             W-W CAPITAL CORPORATION
                             -----------------------
                       Statements of Cash Flows, Continued
                                   (Unaudited)
                                                                     Six Months Ended
                                                                       December 31,
                                                                       ------------
                                                                1997                 1996
                                                                ----                 ----
Cash flows from financing activities:
     Proceeds from lines-of-credit                    $             -          $    100,000
     Payments on lines-of-credit                           (  150,000  )                  -
     Payments on notes payable, related parties              (  2,907  )           (  2,631  )
     Payments on notes payable, financial
         institutions and government entities                (161,476  )         (  135,122  )
     Proceeds from exercise of common stock option                  -                   630
     Proceeds from notes payable                               19,400                34,156
                                                           ----------              --------

     Net cash provided by (used in) financing
         activities                                         ( 294,983  )           (  2,967  )
                                                          -----------             ---------

     Net increase (decrease) in cash                        ( 296,073  )          (  59,478  )
     Cash at beginning of period                              357,373               131,022
                                                           ----------            ----------

         Cash at end of period                           $     61,300             $  71,544
                                                          ===========              ========


  Supplement schedule of non cash investing and financing activities:

   Sold investment in real estate held for sale:
         Receipt of note receivable                       $   110,000         $           -
                                                           ==========          ============

   Supplemental disclosures of cash flow information:
         Cash paid during the period for interest          $  181,434            $  183,317
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

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles for full-year financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to W-W Capital Corporation's financial statements included in its Annual Report on Form 10-K for the year ended June 30, 1997. In the opinion of management, all adjustments (consisting of normal recurring accrual basis adjustments) considered necessary for a fair presentation have been reflected in the accompanying financial statements. Operating results for the three and six month periods ended December 31, 1997, are not necessarily indicative of the result that may be expected for the year ended June 30, 1998.


NOTE 2 - NET BASIC EARNINGS PER SHARE
-------------------------------------

         The net basic earnings (loss) per share amount included in the accompanying statement of operations have been computed using the weighted-average number of shares of common stock outstanding and the dilative effect, if any, of common stock equivalents existing during the applicable three and six month periods.


NOTE 3 - RELATED PARTY TRANSACTION
----------------------------------

         The Company has a number of related party transactions. See the footnotes to W-W Capital Corporation financial statements for the year ended June 30, 1997, included in its Annual Report on Form 10-K for the nature and type of related party transactions.

         A summary of the related party transactions that effect the Company's statement of operations for the six months ended December 31, 1997 and 1996, respectively, is as follows:

                                    Three Months Ended                    Six Months Ended
                                        December 31,                        December 31,

Transactions with
Related Parties                   1997                1996              1997               1996
---------------                   ----                ----              ----               ----

Rent expense               $    15,000         $    15,000        $   30,000        $    30,000

Interest income                     56                 691               267              1,430

Interest expense                   629                 768             1,293              1,569


ITEM 2.       Management's Discussion and Analysis  of Financial Condition and
-------       ----------------------------------------------------------------
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

(A)      Analysis of Results of Operations
         ---------------------------------

         The Company incurred net losses of $178,179 and $14,389, for the three and six month period ended December 31, 1997, as compared to net losses of $273,044 and $220,217 in 1996. The losses are attributable to the normal slowdown in orders in all segments for the holiday season, and a $72,354 loss from the sale of the Texas real estate holding. Without the loss from the sale of real estate and related taxes, the Company would have had a profit of $79,821 for the six months ended December 31, 1997.

         Net sales increased to $7,672,238 for the six months ended December 31, 1997, compared to $6,927,408 for 1996. The following table represents actual sales by segment group.

     Sales by segment group:                   Three Months Ended               Six Months Ended
                                                  December 31,                     December 31,
                                           1997              1996              1997              1996
                                           ----              ----              ----              ----
Livestock Handling Equipment          $  2,012,340     $  1,768,615      $  4,375,862      $  3,706,527
Water and Environmental Products         1,478,319        1,345,945         3,296,376         3,220,881
                                        ---------         ---------         ---------         ---------
                     Total Sales      $ 3,490,659      $  3,114,560      $  7,672,238      $  6,927,408
                                        =========         =========         =========         =========

The sales in the water and environmental product segment increased to $3,296,376 as compared to $3,220,881 for the corresponding period of 1996. The increase of $75,495 is attributable to strong demand in the fall months of September and October. Titan experienced its usual slow sales during the holiday period of late November and December. In addition to the normal holiday slowdown, Titan has experienced extreme wet and cold weather conditions in major market areas which had an adverse effect in December and continued into the January and February selling period. As weather improves and we move toward the spring selling season, sales are expected to be above normal levels. While these factors contributed to a decline in sales, Titan has taken steps and will continue to find markets where sales can be maintained to avoid the losses generated by the November, December and January selling period. The Company continues to see strong acceptance of its new products developed and introduced over the past year. These products include the Titan Combo-Buried Pressure Tank, Ven-ta-Slot PVC, Enviroflex well screen and slotted high-density polyethylene pipe. These products have allowed Titan the opportunity to go into non-traditional water well markets such as horizontal drilling, landfills, highway construction and various mining applications. These new products, market improvements and Titan's commitment to quality and service, the Company is anticipating to see strong sales throughout the spring, summer and fall selling season. Titan will continue to expand into new markets through its efforts to establish new distributors and manufactures representation in all areas of the country. By concentrating expansion in the south, east and on the west coast, Titan should not be effected by weather and economics so as to eliminate major impacts on sales.

The increase in livestock equipment sales is attributed to high distributor/dealer demand for all traditional equipment. Sales increased at Eagle to $1,129,276 for the first six months ended December 31, 1997 compared to $957,968 during the same period of 1996. Sales at W-W Manufacturing increased from $2,726,587 to $3,246,586 or an increase of $519,999 during the six months ended December 31, 1997. Sales did however decline during the holiday season from late November though December. As the Company moved into the January selling season, orders regained strength and are expected to remain strong throughout the balance of the year. As beef prices and market conditions remain good, sales in all areas of the livestock and rodeo equipment continue to increase. The new panel and feed equipment lines continue to improve. Rodeo, livestock systems and cattle working areas remain strong and hydraulic chute sales continue to set all time levels. The Company is presently working on several new products to be introduced during the spring and fall market. As conditions continue to be strong, the expansion into new markets and products during the down turn of 1995 and 1996 is proving to be a sound decision. Product improvements to existing products have been made including systems, squeeze chutes and headgates which has been another factor adding to increase in sales. These improvements have allowed the Company to gain acceptance with new customers and into markets not normally serviced by the Company. The Company is currently negotiating with several new customers to take on the Company product line and has seen strong interests at trade shows from new customers not presently carrying our product line. The east coast market serviced by Eagle continues to show improvement, as this market continues to accept and appreciate a higher quality of equipment, replacing the lighter weight products previously offered in this market. The cow/calf operator, which is the largest segment of the eastern market, has learned the value in having heavy working equipment. With the cattle market remaining strong, product improvements and market penetration continues to be good. The Company expects the livestock handling equipment segment to reach new sales and profit levels throughout the year.

Gross margins continue to show improvement in all companies showing an increase for the six months ended December 31, 1997, to 19.7% compared to 16.7% in 1996. The gross profit margin in the livestock handling equipment segment increased slightly from 18.0% to 18.6%. This increase, while only slight, continues to improve as Eagle improves production and manufacturing efficiencies. Eagle had an operating profit of $16,880 and $64,461 for the three and six months ended December 31, 1997 compared to an operating loss of $58,371 and $32,924 for the same period of 1996. Operating profits at W-W Manufacturing were $12,290 for the six months ended December 31, 1997 as compared to an operating loss of 62,733 for the same period of 1996. During the three month period (October through December) W-W Manufacturing incurred a net loss of $85,069.92 due to shipping problems, poor production efficiencies and labor shortages. The Company has taken steps to improve these deficiencies and expects to return to normal during the first quarter of 1998.

Gross profit margins in the water and environmental segment increased from 14.1% in 1996, to 17.3% in 1997. This increase is due to the increase in sales of the manufactured products which are at higher profit margins. Profits in the water and environmental segment continue to improve showing a profit of $31,274.42 for the six months ended December 31, 1997, compared to a loss of $51,191.39 for the same period in 1996. Presently the Company is seeking other high margin products and reviewing other ways to reduce manufacturing cost to enable margins to continue to improve on an upward trend.

The water and environmental segment had a net operating profit for the six months ended of $31,274 as compared to loss of $51,195 for the same period of 1996. During the three months ended December 31, 1997 Titan incurred a net loss of $58,251 as compared to a net loss of $106,941 for the same period of 1996. With the normal down turn in sales during the holiday season, Titan usually experiences losses during the quarter, however this segment has improved profit margins therefore reducing the losses during this period. Titan is continuing to develop markets and products that will improve sales during this slow period therefore allowing the Company to at least break even or be profitable all times of the year.

The selling expenses as a percent of sales decreased to 7.6% in 1997 as compared to 7.9% in 1996. The decrease is a result of lower cost as a percentage of sales in both segments. Both segments of the Company are having success expanding market share without having to increase the sales staff. The Company has also cut traveling cost by realigning sales territories and using various telemarketing techniques to reduce overall travel. Other expenses such as trade show expense, have been evaluated and the Company has been successful in lowering costs by having distributors/dealers share in the cost. Management will continue to evaluate selling expense to find ways to keep cost in line, as we continue to grow with new products and market share.

General administrative expenses increased $5,888 for the six months ended December 31, 1997. This is due to past real estate school taxes on the Texas property that had not been reported to the Company and which the Company was unaware it owed. These taxes amounted to approximately $21,856. If these costs had not been incurred, then the Company would have lowered general administrative expense for the six months ended December 31, 1997. The Company is continually seeking ways of lowering general and administrative expense through the use of centralization, job realignment and line by line expense reductions.

Interest expense continues to decline as overall borrowing is reduced. Interest expense decreased to $170,857 during the six month period ended December 31, 1997 as compared to $185,205 for the comparable period of 1996. The Company reduced its revolving line of credits $150,000 and paid off other term notes with the proceeds of the land sold in Texas. As profits continue and cash flow improves, the Company plans to reduce debt therefore reducing overall interest expense.

(B)  Liquidity and Capital Resources
     -------------------------------

The Company incurred a loss of $14,389 for the six months ended December 31, 1997 compared to a loss of $220,217 for the same period of 1996. The loss of $72,354 plus back taxes of $21,856 attributed to the loss. Had the Texas property not been sold, the Company would have reported a $79,221 profit for the six month period ended December 31, 1997. A substantial portion of the loss from operations was incurred during the last half of the quarter due to the normal slow down of the holiday season. The Company continued to maintain a positive cash flow of $254,398 even with sustaining the loss for the six months. With orders improving during the first quarter of 1998, and strong market conditions existing, the Company anticipates returning to profitability during the last six months of the fiscal year.

On November 25, 1997, the Company sold its real estate holding in Mansfield, Texas and reported a loss of $72,354. The Company had been negotiating with a joint venture development partner for some time but had not been successful in obtaining the financing to develop the project adequately. The Company's real estate listing agent had been successful in obtaining two buyers who could come together to pay an adequate price for the land. Due to market conditions and the cost of holding the land, the board and Company banks agreed that selling the land was the most advantageous position for the Company to take. Cash flow generated during the first six months was used in operations to substantially reduce accounts payable and bank debt. Management will continue to monitor inventory levels, improve receivable collections, reduce cost and improve manufacturing efficiencies to insure adequate working capital. Net cash was provided from investing activities through the sale of the land and the proceeds were used to reduce overall Company debt, as indicated earlier.

The Company is currently renewing its bank lines-of-credit with its primary lender through December of 1998. These loans had only been renewed by the lender for a short term period due to operating losses of 1996. However, with the strong improvement by the Company in profits and cash flow, the banks are continuing and willing to renew the loans as we go forward.

During the last several quarters, all loan covenants have been complied with. It is anticipated that new lines-of-credit will be in place by the end of 1998 with our existing lenders or arrangements will be made with new financial institutions. Management has discussed the previous loan violations with our current banks and neither bank has indicated they would accelerate any payment on the respective loans.

Management believes with cash flow provided from operations and available lines-of-credit the Company will have adequate sources to meet its current obligations.

                                     PART II
                                OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS
               ---------------------

      Not Applicable

ITEM 2.         CHANGES IN SECURITIES
               -------------------------

     Not Applicable


ITEM 3.         DEFAULTS UPON SENIOR SECURITIES
               ----------------------------------

     Not Applicable

ITEM 4.         SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
               ------------------------------------------------------

     On December 12, 1997, the Company held its annual meeting of stockholders, and the following matters were voted upon.

   A)      Election of Board of Directors which included the following:

           Nominee                                For             Withheld
           -------                                ---             --------
           Millard T. Webster                  3,927,187            96,791
           David L. Patton                     3,927,187            96,791
           Steve D. Zamzow                     3,926,832            97,146
           James H.Alexander                   3,926,332            97,646
           Loyd T. Fredrickson     3,926,687            97,291

   B) Election of the Company's independent auditors, Brock and Company of Ft. Collins, Colorado.

               For                   Against                     Abstained
           4,000,648                 11,680                     11,710

ITEM 5.         OTHER INFORMATION
               --------------------

     Not Applicable

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
               ------------------------------------

     Exhibit 27 Financial Data Schedule

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   W W CAPITAL CORPORATION
                                          (Registrant)

Dated:                             By: /s/ Steve D. Zamzow
                                       -----------------------
                                   Steve D. Zamzow, President & CEO



Dated:                             By: /s/ Dianne Gano
                                       -------------------
                                   Dianne Gano, Controller