Form 10-Q/A
period 1997-12-31
W W CAPITAL CORP
filed 1998-02-25
CIK 831253

FORM 10-Q/A

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

                   3500 JFK Parkway, Suite 202 Ft. Collins, CO 80525 (Address of principal executive offices, including zip code)

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

                          Part 1-FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                             W-W CAPITAL CORPORATION
                            Statements of Operations
                                   (Unaudited)

                                                         Three Months Ended                         Six Months Ended
                                                             December 31,                              December 31,
                                                             ------------                              ------------

                                                     1997                  1996                 1997                  1996
                                                     ----                  ----                 ----                  ----
Net Sales                                         $ 3,490,659         $ 3,114,560          $ 7,672,238           $ 6,927,408
Cost of goods sold                                  2,991,378           2,717,106            6,260,747             5,770,792
                                                   ----------          ----------           ----------             ---------
     Gross profit                                     499,281             397,454            1,411,491             1,156,616
                                                   ----------          ----------           ----------            ----------

Operating expenses:
     Selling expenses                                 288,345             265,632              583,485               544,062
     General and administrative expenses              354,793             338,382              702,305               696,417
                                                   ----------          ----------           ----------            ----------
         Total operating expenses                     643,138             604,014            1,285,790             1,240,479
                                                   ----------          ----------           ----------            ----------

         Operating earnings (loss)                 (  143,857 )       (   206,560 )            125,701               ( 83,863 )
                                                  -----------         ------------           ---------           ----------

Other income (expense):
     Interest income                                   20,282              17,095               44,444                35,982
     Interest expense                                ( 86,230 )          ( 89,900 )          ( 170,857 )           ( 185,205 )
     Gain (loss) on sale of assets                   ( 71,754 )             2,624            (  71,754 )               3,010
     Other income (expense), net                       37,104               3,697               58,077                 9,859
                                                  -----------           ---------          -----------          ------------
         Total other income (expense)               ( 100,598 )          ( 66,484 )           (140,090 )           ( 136,354 )
                                                  -----------          ----------           ----------            ----------

     Earnings (loss) before income taxes           (  244,455 )         ( 273,044 )          (  14,389 )           ( 220,217 )
                                                 ------------         -----------          -----------

Provision for deferred income taxes                         -                   -                    -                     -
                                              ---------------       -------------        -------------        --------------


     Net earnings (loss)                           $( 244,455 )       $ ( 273,044 )        $(   14,389 )        $  ( 220,217 )
                                                    =========          ==========          ==========             ==========


Basic earnings (loss) per common share          $      (  .04 )     $      (  .05 )     $      (   .00 )       $      (  .04 )
                                                 ============        ============        =============          ============

Diluted earnings (loss) per common share        $        (.04 )     $      (  .05 )     $      (   .00 )       $      (  .04 )
                                                =============       =============       ==============          ============

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

(A)      Analysis of Results of Operations
         ---------------------------------

         The Company incurred net losses of $244,455 and $14,389, for the three and six month period ended December 31, 1997, as compared to net losses of $273,044 and $220,217 in 1996. The losses are attributable to the normal slowdown in orders in all segments for the holiday season, and a $72,354 loss from the sale of the Texas real estate holding. Without the loss from the sale of real estate and related taxes, the Company would have had a profit of $79,821 for the six months ended December 31, 1997.

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