Form 10-Q
period 1998-03-31
W W CAPITAL CORP
filed 1998-05-26
CIK 831253

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For Quarterly Period Ended March 31, 1998

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from ________________  to  ________________


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

                   3500 JFK Parkway Suite 202 Ft. Collins, CO
                   ------------------------------------------
       80525 (Address of principal executive offices, including zip code)
                                 (970) 207-1100
              (Registrant's telephone number, including area code)
                                 Not Applicable
   (Former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing
requirements for the past 90 days.      Yes [X]   No  [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
               Yes [ ]     No [ ]      NOT APPLICABLE   [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class                               Number of Shares Outstanding
-------------------                                   at November 10, 1997
   Common stock                                       --------------------
 $0.01 Par Value                                           5,540,661

                             W-W CAPITAL CORPORATION

                                      Index

PART I                    FINANCIAL INFORMATION                         PAGE NO.
------                    ---------------------                         --------

Item 1                    Balance Sheets
------                    March 31, 1998 and June 30, 1997                 1

                          Statements of Operations
                            Three and Six Months Ended
                            March 31, 1998 and 1997                        3

                          Statements of Cash Flows
                            Six Months Ended
                            March 31, 1998 and 1997                        4

                          Notes to Financial Statements                    6

Item 2                    Management's Discussion and Analysis
------                      of Financial Condition and Results
                            of Operations                                  7

PART II                   OTHER INFORMATION
-------                   -----------------

Item 1                    LEGAL PROCEEDINGS                               12
------
Item 2                    CHANGES IN SECURITIES                           12
------
Item 3                    DEFAULTS UPON SENIOR SECURITIES                 12
------
Item 4                    SUBMISSION OF MATTERS TO VOTE OF
------
                          SECURITY HOLDERS                                12
Item 5                    OTHER INFORMATION                               12
------
Item 6                    EXHIBITS AND REPORT ON FORM 8-K                 12
------

                          SIGNATURES                                      13

                          Part 1-FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------
                             W-W CAPITAL CORPORATION
                             -----------------------

                                  Balance Sheet

                                                      March 31,    June 30,
                                                        1998         1997
                                                        ----         ----
                                                    (Unaudited)
Assets
Current assets:
     Cash ......................................   $   (75,569)  $   357,373
                                                   -----------   -----------
     Trade accounts receivabl ..................     2,060,180     2,160,991
     Less allowance for doubtful accounts ......     ( 134,000)     (134,000)
                                                   -----------   -----------
         Net accounts receivable ...............     1,926,180     2,026,991
     Accounts receivable, related party ........       168,407       167,572
     Accounts receivable, other ................        48,462        13,321
     Inventories:
       Raw materials ...........................       433,571       461,311
       Work-in-process .........................       188,890       188,890
       Finished goods ..........................     2,663,907     2,690,955
                                                   -----------   -----------
         Total inventories .....................     3,286,368     3,341,156
                                                   -----------   -----------
     Prepaid expenses ..........................        56,837        15,984
     Current portion of notes receivable
         from related parties- .................          --           9,286
     Current portion of notes receivable, other            811         6,549
                                                   -----------   -----------
         Total current assets ..................     5,411,496     5,938,232
                                                   -----------   -----------

Property and equipment, at cost ................     4,652,896     4,553,214
     less accumulated depreciation
     and amortization ..........................    (2,522,672)   (2,256,851)
                                                   -----------   -----------
         Net property and equipment ............     2,130,224     2,296,363
                                                   -----------   -----------

Other Assets:
     Real Estate held for resale- ..............         --          381,035
     Long-term notes receivable from
         related parties, net of current portion        23,028        23,028
     Long-term notes receivable, other, net
         of allowance for doubtful accounts
         of $10,000 and current portion1 .......        20,697         9,753
     Other assets ..............................        24,091        30,682
                                                   -----------   -----------
         Total other assets ....................       167,816       444,498
                                                   -----------   -----------

         TOTAL ASSETS ..........................   $ 7,709,536   $ 8,679,093
                                                   ===========   ===========

                           Continued on following page
                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION

                            Balance Sheet, Continued

                                                            March 31,       June 30,
                                                              1998           1997
                                                              ----           ----
                                   (Unaudited)
Liabilities
Current Liabilities:
     Accounts Payable .................................   $ 1,627,883    $ 2,232,990
     Revolving credit note payable to Bank ............     1,684,000      1,834,000
     Accrued property taxes ...........................        37,628         34,442
     Accrued payroll and related taxes ................       207,086        184,569
     Accrued interest payable .........................         4,718         12,344
     Accrued commissions related parties ..............       150,000        150,000
     Current portion of long-term payables ............     1,007,373      1,144,949
     Current portion of notes payable to
         related parties ..............................        22,654         27,069
     Current portion of capital lease obligation ......         4,145          9,889
     Other current liabilities ........................        12,063         18,777
                                                          -----------    -----------
         Total current liabilities ....................     4,757,550      5,649,029
                                                          -----------    -----------

Other Liabilities:
     Accrued commissions related party- ...............          --
     Long-term note payable to financial
         institutions net of current portion ..........       497,938        575,390
     Long-term capital lease obligation, net
         of current portion ...........................          --            1,684
                                                          -----------    -----------
         Total other Liabilities ......................       497,938        577,074
                                                          -----------    -----------

         TOTAL LIABILITIES ............................     5,255,488      6,226,103
                                                          -----------    -----------

Stockholders' Equity
Preferred stock: $10.00 par value, 400,000 shares
     authorized - .....................................          --
Common stock, $0.01 par value, 15,000,000 shares
     authorized; 5,540,661 and 5,530,661 shares issued         55,406         55,406
     and outstanding at Dec. 31, 1997 and June 30, 1997

     Capital in excess of par value ...................     3,304,629      3,304,629
     Accumulated Deficit ..............................      (887,081)      (888,139)
                                                          -----------    -----------
                                                            2,472,954      2,471,896
     Less 20,264 shares of treasury stock at cost .....       (18,906)       (18,906)
                                                          -----------    -----------


         TOTAL STOCKHOLDERS' EQUITY ...................     2,454,048      2,452,990
                                                          -----------    -----------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY .........................   $ 7,709,536    $ 8,679,093
                                                          ===========    ===========

                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION

                            Statements of Operations
                                   (Unaudited)

                                                 Three Months Ended              Nine Months Ended
                                                       March 31,                      March 31,
                                                       ---------                      ---------

                                                 1998           1997            1998            1997
                                                 ----           ----            ----            ----
Net Sales ..............................   $  3,565,316    $  3,604,314    $ 11,237,554    $ 10,531,721
Cost of goods sold .....................      2,907,739       2,829,591       9,168,487       8,600,383
                                           ------------    ------------    ------------    ------------
     Gross profit ......................        657,577         774,723       2,069,067       1,931,338
                                           ------------    ------------    ------------    ------------

Operating expenses:
     Selling expenses ..................        297,625         308,790         881,110         852,851
     General and administrative expenses        303,968         347,010       1,006,273       1,043,427
                                           ------------    ------------    ------------    ------------
         Total operating expenses ......        601,593         655,800       1,887,383       1,896,278
                                           ------------    ------------    ------------    ------------

         Operating earnings ............         55,984         118,923         181,684          35,060
                                           ------------    ------------    ------------    ------------


Other income (expense):
     Interest income ...................         19,279          16,639          63,723          52,621
     Interest expense ..................        (86,089)       (104,065)       (256,946)       (289,270)
     Gain (loss) on sale of assets .....          8,000           3,250        ( 63,754)          6,261
     Other income (expense), net .......         18,273           8,029          76,351          17,887
                                           ------------    ------------    ------------    ------------
         Total other income (expense) ..        (40,537)        (76,147)       (180,626)       (212,501)
                                           ------------    ------------    ------------    ------------

     Earnings (loss) before income taxes         15,447          42,776           1,058        (177,441)
                                           ------------    ------------    ------------    ------------

Provision for deferred income taxes ....           --              --              --              --
                                           ------------    ------------    ------------    ------------


     Net earnings (loss) ...............   $     15,447    $     42,776    $      1,058    $   (177,441)
                                           ============    ============    ============    ============


Basic earnings (loss) per common share     $        .00    $        .01    $        .00    $     (  .03)
                                           ============    ============    ============    ============

Diluted earnings (loss) per common share   $        .00    $        .01    $        .00    $     (  .03)
                                           ============    ============    ============    ============


Weighted-average number of
common shares outstanding                     5,549,544       5,537,328       5,549,544       5,537,328
                                            ===========     ===========    ============    ============


                See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION

                            Statements of Cash Flows
                                   (Unaudited)

                                                             Nine Months Ended
                                                                  March 31,
                                                                  ---------

                                                             1998         1997
                                                             ----         ----
Cash flows from operating activities:
     Net earnings (loss) .............................   $   1,058   $( 177,441)
     Adjustments to reconcile net earnings to net cash
         provided by (used in) operating activities:
     Depreciation and amortization ...................     272,413      257,884
     Loss (gain) on property and equipment ...........     ( 8,600)    (  6,261)
     Loss (gain) on sale of real estate ..............      72,354         --
     Provisions for loss on accounts and notes
         receivable- .................................        --         (9,602)
     Deferred income taxes - .........................        --            800

Changes in assets and liabilities:
     Accounts receivable .............................     100,811     (132,590)
     Inventories .....................................      54,789      156,066
     Other current and non-current assets ............    ( 76,829)    (116,702)
     Accounts payable ................................    (605,105)    (105,047)

     Accrued expenses
         and other current liabilities ...............      11,363       27,296
                                                         ---------    ---------
              Net cash provided by (used in) operating
              activities .............................    (177,746)    (105,597)
                                                         ---------    ---------

Cash flows from investing activities:
     Proceeds from sale of property and equipment ....         600        6,300
     Proceeds from sale of real estate ...............     198,681         --
     Increase in real estate held for sale- ..........        --       (  1,301)
     Purchase of property and equipment ..............   (  91,682)    ( 30,492)
     Increase in other notes receivable- .............        --           --
     Proceeds from other notes receivable ............       4,793      138,776
     Proceeds from stockholders' notes receivable ....       9,285       18,906
                                                         ---------   ----------
              Net cash provided by (used in) investing
              activities .............................     121,677      132,189
                                                         ---------   ----------

                          (Continued on following page)

                             W-W CAPITAL CORPORATION

                       Statements of Cash Flows, Continued
                                   (Unaudited)

                                                                            Nine Months Ended
                                                                                 March 31,
                                                                                 ---------

                                                                            1998         1997
                                                                            ----         ----

Cash flows from financing activities:
     Proceeds from lines-of-credit ..................................   $    --      $ 100,000
     Payments on lines-of-credit ....................................    (150,000)        --
     Payments on notes payable, related parties .....................      (4,415)   (   3,996)

     Payments on notes payable, financial
         institutions and government entities .......................    (241,858)   ( 158,285)

     Proceeds from exercise of common stock option- .................         630
     Proceeds from notes payable ....................................      19,400         --
                                                                        ---------   ----------


     Net cash provided by (used in) financing
         activities .................................................    (376,873)  (   61,651)
                                                                        ---------   ----------


     Net increase (decrease) in cash ................................    (432,942)  (   35,059)
     Cash at beginning of period ....................................     357,373      131,022
                                                                        ---------   ----------

         Cash at end of period ......................................   $( 75,569)  $   95,963
                                                                        =========   ==========



  Supplement schedule of non cash investing and financing activities:

   Sold investment in real estate held for sale:
         Receipt of note receivable .................................   $ 110,000    $    --
                                                                        =========    =========

   Supplemental disclosures of cash flow information:
         Cash paid during the period for interest ...................   $ 264,571    $ 289,270
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

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles for full-year financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to W-W Capital Corporation's financial statements included in its Annual Report on Form 10-K for the year ended June 30, 1997. In the opinion of management, all adjustments (consisting of normal recurring accrual basis adjustments) considered necessary for a fair presentation have been reflected in the accompanying financial statements. Operating results for the three and nine month periods ended March 31, 1998, are not necessarily indicative of the result that may be expected for the year ended June 30, 1998.


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

         A summary of the related party transactions that effect the Company's statement of operations for the nine months ended March 31, 1998 and 1997, respectively, is as follows:

                                    Three Months Ended         Nine Months Ended
                                         March 31,                 March 31,
                                         ---------                 ---------

Transactions with
Related Parties                     1998         1997         1998         1997
---------------                     ----         ----         ----         ----

Rent expense ...............      $15,000      $15,000      $45,000      $45,000

Interest income ............         --            504          267        1,934

Interest expense ...........          592          735        1,885        2,304


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

(A)      Analysis of Results of Operations
         ---------------------------------

         The Company had net profits of $15,447 and $1,058, for the three and nine month period ended March 31, 1998, as compared to net profit of $42,776 and a net loss of $177,441 in 1997. Without the loss from the real estate sale in Texas in November of 1997 of $72,354, the Company would have had shown a profit of $73,412 for the nine months ended March 31, 1998 as compared to $42,776 for the same period of 1997.

         Net sales increased to $11,237,554 for the nine months ended March 31, 1998, compared to $10,531,722 for 1997. The following table represents actual sales by segment group.

     Sales by segment group:          Three Months Ended            Nine Months Ended
                                            March 31,                   March 31,
                                            ---                         --------
                                       1998          1997          1998          1997
                                       ----          ----          ----          ----
Livestock Handling Equipment ...   $ 2,330,670   $ 2,059,259   $ 6,706,532   $ 5,765,786
Water and Environmental Products     1,234,646     1,545,055     4,531,022     4,765,936
                                   -----------   -----------   -----------   -----------

                     Total Sales   $ 3,565,316   $ 3,604,314   $11,237,554   $10,531,772
                                   ===========   ===========   ===========   ===========

The sales in the water and environmental product segment decreased to $4,531,022 as compared to $4,765,936 for the corresponding period of 1997. The decrease of $234,914 is attributable to an abnormal and extreme slowdown in general market conditions throughout the country. Titan also experienced extreme wet and cold weather conditions due to El Nino in all major market areas in the January and February selling period. Conditions improved slightly in March, but due to the extreme slowdown in the early part of the quarter the Company could not recover for the quarter. As weather improves, sales have shown an above average increase over prior years. As we move into late spring and summer, market conditions are expected to be strong and sales should remain at or above normal levels. While these factors normally contributed to a decline in sales for Titan, the Company usually does not experience these conditions in all markets simultaneously. Titan is taking steps and planning sales strategies to maintain sales levels and avoid the losses generated during this selling period. The Company continues to see strong acceptance of its new products developed and introduced over the past year. With these products include the Titan Combo-Buried Pressure Tank, Ven-ta-Slot PVC, Enviroflex well screen and slotted high-density polyethylene pipe. These products have allowed Titan the opportunity to go into non-traditional water well markets such as horizontal drilling, landfills, highway construction and various mining applications. These new products, market improvements and Titan's commitment to quality and service, the Company is anticipating to see strong sales throughout the spring, summer and fall selling season. Titan will continue to expand into new markets through its efforts to establish new distributors and manufactures representation in all areas of the country. By continuing to concentrate expansion in the south, east and on the west coast, Titan should not be effected by weather and economics so as to eliminate major impacts on sales.

The sales in the livestock handling equipment segment increased $271,411 or 13.2% during the quarter ended March 31, 1998 as compared to the corresponding quarter of 1997. The increase in livestock equipment sales is attributed to high distributor/dealer demand for all traditional equipment and generally good market conditions in the cattle industry. Sales increased at Eagle to $1,767,612 for the first nine months ended March 31, 1998 compared to $1,456,962 during the same period of 1997. Sales at W-W Manufacturing increased from $4,308,824 to $4,938,920 or an increase of $630,096 during the nine months ended March 31, 1998. As beef prices and market conditions remain good, sales in all areas of the livestock and rodeo equipment continue to increase. Rodeo, livestock systems and cattle working areas remain strong and hydraulic chutes continue to sell at record levels. The Company is presently working on several new products to be introduced during the summer and fall market. Product improvements to existing products have been made including systems, squeeze chutes and headgates which has been another factor adding to the increase in sales. These improvements have allowed the Company to gain acceptance with new customers in markets not normally serviced by the Company. The east coast market serviced by Eagle continues to show improvement, as this market continues to accept and appreciate a higher quality of equipment, replacing the lighter weight products previously offered in this market. The cow/calf operator, which is the largest segment of the eastern market, has learned the value in having heavy working equipment. With the cattle market remaining strong and product improvements that have been made, the Company feels its market penetration will continue to improve. The Company expects the livestock handling equipment sales at both locations to remain strong through the balance of the year.

Gross margins had shown stronger improvement through the first six months ended December 31, 1997. However, during the quarter ended March 31, 1998, the Company realized a decline in gross margins from 21.5% to 18.4%. This decline is attributed to higher than normal manufacturing cost in the livestock equipment segment plant in Dodge City including repairs to the facility, higher labor cost due to labor shortages, and higher freight cost transporting products between plants to meet sales demand. The other factor attributing to the gross profit decline was the decline in sales at Titan below break-even levels, therefore not covering normal fixed cost. Gross profit margins for the nine months ended March 31, 1998 remained constant between the 1997 and 1998 periods. Gross profit margins in the livestock equipment segment remained constant for the nine months ended March 31, 1998. Eagle had an operating profit of $88,395 for the nine months ended March 31, 1998 compared to an operating loss of $7,020 for the same period of 1997. Operating profits at W-W Manufacturing were $99,939 for the nine months ended March 31, 1998 as compared to $17,235 for the same period of 1997.

Gross profit margins in the water and environmental segment increased from 15.5% in 1997, to 16.4% in 1998. This increase is due to the increase in sales of the manufactured products which are at higher profit margins. The water and environmental segment had a net operating loss for the nine months ended of $50,215 as compared to a loss of $46,732 for the same period of 1997. During the three months ended March 31, 1998 Titan incurred a net loss of $81,490 as compared to a net profit of $4,459 for the same period of 1997. Titan is continuing to develop markets and products that will improve sales during this slow period therefore allowing the Company to at least break even or be profitable at all times of the year.

The selling expenses as a percent of sales, decreased to 7.7% in 1998 as compared to 8.1% in 1997. This decrease is attributed to an increase in sales without a corresponding increase in selling expense. The cost associated with developing new territories in the livestock handling equipment segment continue to be absorbed and this cost is expected to continue to decline as sales are realized from these markets. Selling expense in the water and environmental products segment increased slightly due to the lower than normal sales during the three month period ended March 31, 1998. As sales continue to improve company wide, it is anticipated that the selling expense will stay level or continue to decline as a percentage of sales.

General administrative expenses decreased $37,154 in 1998 as compared to 1997. This decrease is a combination of lower legal fees involving lawsuits and the Company continuing to cut and consolidate all general and administrative expenses such as insurance, telephone and travel. There was an increase in general administrative expense during the three months ended March 31, 1997 as compared to current period of 1998 due to some expenses related to moving the corporate office, severance pay and the costs associated with exiting the Denver office lease early. The Company and Board of Directors will continue to take steps necessary to reduce when ever possible administrative expenses at all subsidiaries as well as the corporate level.

Interest expense continues to decline as overall borrowing is reduced. Interest expense decreased to $256,946 during the nine month period ended December 31, 1998 as compared to $289,270 for the comparable period of 1997. The Company reduced its revolving line of credits $150,000 and paid off other term notes with the proceeds of the land sold in Texas. As profits continue and cash flow improves, the Company plans to reduce debt therefore reducing overall interest expense.

(B)  Liquidity and Capital Resources
     -------------------------------

The Company realized a profit of $1,058 for the nine months ended March 31, 1998 compared to a loss of $177,441 for the same period of 1997. Had the Texas property not been sold in November of 1997 the Company would have reported a $73,412 profit for the nine month period ended March 31, 1998.

The Company continues to improve cash flow, during the nine month period ended March 31, 1998 cash flow increased to $345,825 as compared to $80,443 for the same period of 1997. With orders improving during spring and summer and general market and economic conditions remain strong, management anticipates the Company to remain profitable during the balance of the fiscal year.

On November 25, 1997, the Company sold its real estate holding in Mansfield, Texas and reported a loss of $72,354. The Company had been negotiating with a joint venture development partner for some time but had not been successful in obtaining the financing to develop the project adequately. The Company's real estate listing agent had been successful in obtaining two buyers who could come together to pay an adequate price for the land. Due to market conditions and the cost of holding the land, the board and Company banks agreed that selling the land was the most advantageous position for the Company to take. Cash flow generated during the first nine months was used in operations to substantially reduce accounts payable and bank debt. Management will continue to monitor inventory levels, improve receivable collections, reduce cost and improve manufacturing efficiencies to insure adequate working capital. Net cash was provided from investing activities through the sale of the land and the proceeds were used to reduce overall Company debt, as indicated earlier.

The Company has renewed its bank lines-of-credit with two of its primary lenders through October 31, 1998. These loans have only been renewed by the lender for short term periods due to operating losses sustained in 1996. With the losses of prior years and the second quarter the Company had violated certain loan covenants but with the strong improvement by the Company in profits and cash flow, the banks are continuing to renew our loans and wave the loan covenant violations.

It is anticipated that new lines-of-credit will be in place by October 31, 1998 with our existing lenders or arrangements will be made with new financial institutions. Management is presently negotiating with several other lending institutions to make adequate financial arrangements that should, over the long run, be more beneficial to the Company with lower fees and interest cost.

Management believes that with net cash provided from cash flow, and the Company's ability to maintain and obtain additional long-term financing, the Company will have adequate sources to meet its current obligations.

                                     PART II
                                OTHER INFORMATION
                                -----------------

ITEM 1. LEGAL PROCEEDINGS
        -----------------

      Not Applicable

ITEM 2. CHANGES IN SECURITIES
        ---------------------

     Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        -------------------------------

     Not Applicable

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

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

                                   W W CAPITAL CORPORATION
                                         (Registrant)

Dated:   May 20, 1998              By: /s/ Steve D. Zamzow
                                       -----------------------------
                                           Steve D. Zamzow,  President  & CEO



Dated:   May 20, 1998              By: /s/ Dianne Gano
                                       ------------------------------
                                           Dianne Gano, Controller