Form 10-K
period 1998-06-30
W W CAPITAL CORP
filed 1998-11-02
CIK 831253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

 _X_ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal year ended June 30, 1998 or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of1934

For the Transition period from ____________ to ____________

Commission File No.: 0-17757

                             W W CAPITAL CORPORATION
                             -----------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                             93-0967457
             ------                                             ----------
(State or other  jurisdiction of                               (IRS Employer
 incorporation  of  organization)                            Identification No.)

3500 JFK Parkway, Suite 202
Ft. Collins, Colorado                                        80525
---------------------                                        -----
(Address of principal                                      (Zip Code)
executive office)

Registrant's telephone number, including area code: (970) 207-1100

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of exchange on
Title of each class                                        which registered
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
                                    Yes  X                           No
                                       --------                      --------

The aggregate market value of the voting stock held by non-affiliates of the Company on October 28, 1998 (3,569,354 shares of common stock) was $464,016 based on the average of the bid and asked prices ($0.13 per share) as quoted on the over the counter market.

The number of shares outstanding of each of the Company's sales of common stock, as of October 28, 1998 was:

                                    Common Stock, 5,540,397 Shares
                                    $.01 par value

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

                             W W CAPITAL CORPORATION
                                    FORM 10-K

                                     PART I
Item 1.           Business
-------           --------

(a)               General Development of Business
                  -------------------------------

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

(b)               Financial Information About Industry Segments
                  ---------------------------------------------

The business of the Company is carried on within two segments by three operating units, each with its own organization. The management of each operating subsidiary unit has responsibility for product development, manufacturing, marketing and for achieving a return on investment in accordance with the standards and budgets established by W W Capital. Overall supervision, coordination and financial control are maintained by the executive staff from the corporate headquarters located at 3500 JFK Parkway, Suite 202, Ft. Collins, Colorado. As of June 30, 1998, the Company and its segments had approximately 160 employees. The reader is referred to Item 7, Management's Discussion, and Analysis of Financial Condition and Results of Operations and notes to the Company's Financial Statements for certain financial information regarding these segments.

(c)               Narrative Description of Business
                  ---------------------------------

The registrant conducts its business through its two business segments: livestock handling equipment group, and the water and environmental products group. A discussion of these segments follows.

Livestock Handling Equipment Group
----------------------------------

This division generated 57.7% of total corporate sales in 1998 compared to 54.2% for fiscal 1997.

Principal Products, Markets and Distribution
--------------------------------------------

The Livestock Handling group manufactures a broad line of cattle handling, equine (horse), and rodeo equipment and containment systems. Farmers, ranchers, rodeos, county fairs, veterinarians, and universities use this equipment. Presently with its 52-year-old history W-W Manufacturing, the primary subsidiary of this segment, is well recognized in the industry as the leader in production of livestock equipment. With the acquisition of Eagle Enterprises, October 1992, the Company has experienced growth with this segment reaching a record high sales of $11,369,826 for fiscal year June 30, 1994. Eagle had manufactured all types of livestock feeding equipment and various containment systems similar to that manufactured by W-W Manufacturing. The Eagle line of products is primarily distinguished from W-W Manufacturing's products by a purchase decision that is primarily motivated/driven by pricing considerations.

Eagle had eliminated some of its line of feeding equipment which had not been profitable prior to 1995. By elimination of these products, Eagle has the manufacturing capacity to produce the majority of W-W Manufacturing line of products, thus improving its delivery time to Dealer/Distributors in the east, and southeastern United States. The Eagle plant was realigned to complement the W-W Manufacturing line of products and all products will be sold under the W-W Manufacturing name. This is significant since the W-W Line has a long-term (52 years) reputation as an industry leader and manufacturing of quality equipment. Now that the W-W Manufacturing line is manufactured at Eagle, Eagle has reintroduced a redesigned feeding line to meet customer needs and enabling Eagle to produce it profitably. This reintroduction should help Eagle reclaim sales levels that were lost when the feeding line was dropped as well as pick up new sales from customers previously handling the W-W Manufacturing line only. The redesigned feeding line is also being introduced into the midwest and west markets and is now being manufactured at W-W Manufacturing. Feed equipment has proven to be a lower margin product line but continues to sell during depressed market conditions and is used as a lead in product to gain new customers acceptance for the traditional higher margin W-W working equipment line.

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

The Company did not renew the sales and marketing agreement with Agri-Sales Associates (Agri- Sales) after the first term concluded in October of 1994. When utilizing the services of Agri-Sales, some new accounts were established, but the Company felt it lost some control over the sales functions and felt it necessary to have closer contact with its customers. After the conclusion of the Agri-Sales Agreement management assessed the conditions of its customers and market and realized that not all products were selling and customers inventory levels were too high. With over sold market areas, the Company had to develop a plan to systematically help customers understand and sell through its inventory. The Company has established sales areas and hired salespeople to cover the entire United States. With an aggressive sales and marketing plan in place the Company has hired an experienced sales manager and seven salesmen to continue to expand our Dealer/Distributor network. During the transition from Agri-Sales to our own in-house sales staff and the expansion into new market area, sales expenses have been higher than expected as salesmen gain knowledge of the customers and market. As our Dealer/Distributor network is expanded, management felt there would be an overall reduction in sales expenses and this savings would be realized on the bottom line. This can be seen clearly by looking at the continued decline in selling cost as a percentage of sales in the accompanying financial statements. A substantial majority of this segment's sales will continue to be in cattle handling equipment. It is expected that 80% of these sales will be generated through the expanded Dealer/Distributor network. At present the Company works with approximately 120 different distributors representing 6,200 Sub-Dealers throughout the United States and Mexico.

The Company will continue to generate sales by offering special assistance in design and installation of product. This service has proven to be a valuable asset in the sale of equipment to large fairs, expo centers, rodeos, and universities.

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

Raw Materials and Facilities
----------------------------

The manufacture of livestock handling equipment requires various sizes of steel, tubing, and other related steel products. The products necessary for fabrication of equipment are purchased from numerous steel companies, and the Company has experienced no difficulties in obtaining adequate supplies. The subsidiaries of this segment are located as follows: W-W Manufacturing, the largest by sales volume of the two subsidiaries, is located at 2400 East Trail Street, Dodge City, Kansas. Eagle Enterprises, is located at 175 Windle Community Road, Livingston, Tennessee. The Hydraulic Chute division is located at 401 Loomis Rd., Weatherford, Oklahoma.

Competition
-----------

The Company encounters competition in varying degrees in both cattle handling and equine product lines. Competitors are primarily domestic producers of similar products. These companies compete in price, delivery schedules, quality, product performance, and other conditions of sales. During 1998 and 1997, management invested in new equipment, did extensive training, scheduled many live demonstrations, improved plant efficiencies, introduced new product improvements and new products, in order to maintain its competitive edge.

Strategy for Growth
-------------------

Growth is anticipated in two areas. First, the Company will continue to expand the distributor/dealer network and expand into the upper midwest and west. However, this area for growth will be constrained by availability of capital resources and continuing good market conditions.

Diversification into related product areas now served by the Company could afford a second area for growth. Management believes W-W Manufacturing's 52 year old reputation for quality, as well as for introducing new innovations into existing products, has positioned the Company ideally as a marketer for new products of its own as well as other companies' products.

                      Water and Environment Products Group
                      ------------------------------------

The water and environmental products group consists of Titan Industries of Paxton, Nebraska with distribution locations in Dodge City, Kansas and its division, Wholesale Pump and Supply in Oklahoma City, Oklahoma. This group accounts for 42.3% of total corporate sales for the fiscal year 1998. This compared with 45.8% in fiscal year 1997.

Titan's   functions  are  broken  down  primarily   into  two   divisions.   The
distributions of water well supplies and related products, and manufacturing of environmental products for the water industry.

Principal Products, Markets and Distribution
--------------------------------------------

The Company distributes (wholesale) a wide variety of water well and related products. These products include submersible pumps, high-pressure tanks, pipe, pipefitting, and various other accessories for water well drillers, plumbers, and various other applications of water uses. The Company sells these products by direct sales through the sales force, by dealers and independent representatives. These products are primarily sold in a close proximity to the present three distribution points in Paxton, Nebraska, Dodge City, Kansas, and Oklahoma City, Oklahoma. The Company has taken steps to widen its water well supplies distribution by offering new lines not carried by local competitors. Titan has also improved its delivery schedules to meet the demands of these customers thereby making service the top priority in expanding this segment of the business.

The Company is also involved in manufacturing water well monitoring equipment, which adds an environmental aspect to the business. Titan manufactures several unique products like flush threaded PVC pipe, which allows strong joints without glue. Flush threaded pipe allows for seamless joints both inside and out. This is significant as monitor wells are tested for impurities, in the parts per million category, where joint solvents and glues can actually be measured as part of the contamination. By packaging products together as monitoring well units, the Company is able to sell these units for greater total profit margins than the individual components command as separate (commodity type) items. Another unique product produced by Titan is a flush mounted PVC screen, which offer a lower cost and longer life since standard steel screens are subject to corrosion. Titan has introduced several new products expanding its manufacturing goods to include a combo-buried pressure tank Enviroflex well screen and various Verta-slot applications used in heavier wall applications. The Company has added significant growth in the environmental sales with other products such as well protectors, manhole covers, drainage pipe and various other related products.

The environmental products are marketed through distributors, which have been set up throughout the United States. Management plans to continue its efforts to market aggressively to government agencies, as the guidelines for ground water testing become more stringent.

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

Strategy for Growth
-------------------

Growth is anticipated in several areas. First, distributor demand for the Company's existing product lines has continued to remain strong as more and more distributors around the country have become aware of Titan's quality and reliability of delivery. The Company has significantly improved sales of larger diameter pipe with the manufacturing equipment added during 1994. Since gross profit margins increase in direct proportion to pipe diameter size, this new equipment should continue to enhance profitability. With the addition of
Wholesale Pump and Supply in Oklahoma City, Oklahoma, growth to the south, southeast, and southwest has been greatly improved. The Company anticipates significant additional increases in these areas due to the ease and speed of delivery. Second, the Company continues to increase marketing its products to governmental agencies as they expand the Environmental Protection Agency guidelines for testing of ground water. Third, the Company has been investigating and developing new slotting techniques using high-density polyethylene pipe for use in the horizontal drilling industry. This product is being used extensively by landfills and in other waste treatment applications. The Company has also expanded its market in custom fabrication of products used for filtration, drainage, dewatering, and various construction applications. An improved version of Enviroflex has already added to the very encouraging market acceptance that it has enjoyed. The Company feels that this product, along with the responsiveness to market demands for various custom applications, should provide excellent opportunities for growth. Recent developments in the mining industry show that there is a significant market for Titan's products and the sales/marketing departments are pursuing several key distribution outlets to more effectively distribute its line of products within this market sector.

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

Dependence Upon a Single Customer
---------------------------------

Not Applicable

Dollar Amount of Backlog Orders
-------------------------------

Backlog in the livestock handling equipment group was $427,510 as compared to $726,751 in 1997. This decrease from 1997 is due to a general weakening and drought conditions in the cattle market.
This is expected to improve as we move into the fall season.

The water and environmental products showed a backlog increase from $265,000 in 1997 to $347,000 on June 30, 1998. This increase is due to larger demand for manufacturing goods. Substantially all the backlog is expected to be realized as sales during the first quarter of the 1998 fiscal year.

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

Eagle  Enterprises  is  located  at  175  Windle  Community  Road,   Livingston,
Tennessee. This facility is owned by the Company and has approximately 40,000 square feet located on 11 1/2 acres of land.

The water and environmental products group conducts its primary operations at Highway 30, Paxton, Nebraska, in a facility which consists of general offices, manufacturing facilities and open storage areas. This facility is approximately 25,000 square feet on 10.1 acres of land. The Company also has a distribution facility at 11555 S. Hwy 283, Dodge City, Kansas. The Company owns both of the aforementioned locations. Titan leases a third distribution facility for its division, Wholesale Pump and Supply located at 1821 NW 4th Drive, Oklahoma City, Oklahoma. The facility consists of approximately 10,000 square feet of space, and is rented on a month to month basis for $1,100 per month.

The Company did own an undeveloped 95-acre tract located southeast of Fort Worth, Texas. The Company successfully sold this property in November of 1997 and used proceeds to pay off company debt.

Item 3.           Legal Proceedings
-------           -----------------

      On December 6, 1996, W W Capital and its legal counsel, Klenda, Mitchell, Austerman and Zuercher, a Limited Liability Company and General Partnership filed a law suit in the U.S. District Court Wichita, Kansas against Jerry R. Bellar, individually. W W Capital sued to recover under provisions of the Exchange Agreement cost associated with the settlement of "People's Bank of Hunstville v. Liberty Metals Fabricating, LTD and Eagle Enterprises." It was management's opinion that any amounts paid to Liberty Metals, on behalf of Eagle would be indemnified by Bellar. It was indicated during the purchase of Eagle that Eagle's exposure in the Liberty Metals case was "at worst a wash-out". Bellar denies that the Liberty Metal case is covered under the indemnification agreement. W W Capital was seeking to recover approximately $53,000 relating to the settlement of the Liberty Metals case.

      In addition the Company was seeking to recover its Legal fees advanced on behalf of Bellar relating to the March Group case. Provisions of the exchange agreement and a letter from Mr. Bellar to the Company attorneys, Klenda, Mitchell, Austerman and Zuercher, call for Mr. Bellar to reimburse the Company for all legal fees expended by the Company on Mr. Bellar's behalf. Mr. Bellar contends that the legal fees advanced on his behalf are unreasonable and denied to reimburse the Company for these fees.

      On or about March 26, 1997, the above captioned case was transferred to the United States District Court for the Middle District of Tennessee in Nashville. The Company has retained legal counsel of Farris, Warfield, and Kanaday, PC in Nashville to handle the case.

      On two occasions the Company had made written offers to settle the case with Mr. Bellar. Mr. Bellar had rejected these offers and the Company asked the court for mediation to settle the outstanding issues. As a result of the mediation that took place in September 1998 the Company agreed to settle its claim against Jerry R Bellar, and Bellar agreed to settle claims against the Company. The settlement agreement provided for the cancellations of amounts due to the Company from Bellar recorded at $167,572, and amounts payable by the Company to Bellar of $150,000. The Company paid $20,000 to Bellar in September 1998. The accompanying financial statements reflect the amounts agreed to in the settlement as of June 30, 1998.


Item 4.           Submission of Matters to a Vote of Security Holders
-------           ---------------------------------------------------

No matters were submitted for a vote of security holders of the Company during the fourth quarter of the fiscal year ended June 30, 1998.

                                     PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matter
-------   --------------------------------------------------------------------

Market Information
------------------

                                      High Bid              Low Bid
                                      --------              -------
Quarter ended
-------------
September 30, 1996                     $0.063               $0.063
December 31, 1996                       0.063                0.063
March 31, 1997                          0.130                0.130
June 30, 1997                           0.230                0.230

September 30, 1997                     $0.230               $0.230
December 31, 1997                       0.180                0.180
March 31, 1998                          0.130                0.130
June 30, 1998                           0.130                0.130

The Company's Common Stock is listed on the over-the-counter market and trades under the symbol "WWCL".


Holders
-------

As of October 21, 1998 the Company had approximately 558 record holders of its common stock, not including some individuals holding shares in street name.

Dividends
---------

The Company did not pay dividends during 1998 or 1997 and does not intend to pay cash dividends in the foreseeable future. The management of the Company intends, for the present, to retain all available funds for the development of its business. Additionally, certain of the Companies' loan covenants prohibit the paying of dividends.

Item 6.           Selected Financial Data
-------           -----------------------

                                                     Year ended June 30


SUMMARY OF OPERATIONS
---------------------
                           1998           1997          1996           1995           1994
                           ----           ----          ----           ----           ----
Net Sales .........    15,576,140    15,072,285    14,512,234     15,563,461     16,659,136
Gross Profit margin     2,867,106     2,859,843     2,412,831      3,071,783      3,524,784
Operating Earnings        247,454       349,922      (461,213)        26,172       (151,171)
(Loss)
Interest Expense ..       340,182       374,522       382,901        384,391        284,435
Operating Expense .     2,619,652     2,509,921     2,874,044      3,045,611      3,675,955
Net Earnings (Loss         87,420        28,120      (717,799)      (405,987)      (210,669)
PER SHARE DATA
Earnings ..........           .02           .00(A)       (.13)          (.07)          (.04)
Dividends per .....           .00           .00           .00            .00            .00
Common Share
Weighted Average ..     5,560,794     5,549,544     5,530,661      5,449,993      5,277,981
Shares Outstanding
FINANCIAL CONDITION
Total Assets ......     7,680,578     8,679,093     8,893,908      9,547,517      9,540,438
Fixed Assets (Net)      2,103,249     2,296,363     2,601,594      2,801,530      2,399,172
Long-Term Debt ....     2,860,930       577,074     1,927,267      1,830,730      1,532,484
Stockholders Equity     2,510,410     2,452,990     2,424,240      3,142,039      3,476,328
Working Capital (1)     3,116,776       289,203     1,284,898      1,083,808        534,171
Current Ratio (2) .          2.35          1.05          1.28           1.24           1.12

(A)      Less than .01 cent

(1) The year ended 1997 reflects a classification of debt from long-term to current due to the renewal of Bank lines less than one year. The year ended 1998 reflects a reclassification of debt from short-term to long-term due to the renewal of its bank lines for longer than one year.
(2) Percent of current assets to current liabilities.

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------   Results of Operations
          ---------------------------------------------------------------


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

                                     1998                         1997                          1996

Livestock Handling Equipment   $  8,988,175          57.7%  $  8,170,971           54.2%  $  7,522,417         51.9%
Water and Environmental ....      6,587,965          42.3      6,901,314           45.8      6,989,817         48.1
Products                          ---------          ----      ---------           ----      ---------         ----

Total Revenues .............     15,576,140         100.0     15,072,285          100.0     14,512,234        100.0
                                 ----------         -----     ----------          -----     ----------        -----


Cost of Revenues ...........     12,709,034          81.6     12,212,442           81.0     12,099,403         83.3
                                 ----------          ----     ----------           ----     ----------         ----

Gross Profit ...............      2,867,106          18.4      2,859,843           19.0      2,412,831         16.7
Selling, General, and
   Administrative Expense ..      2,619652           16.8      2,509,921           16.7      2,874,044         19.9
Operating Earnings (Loss) ..        247,454           1.6        349,922            2.3       (461,213)        (3.2)
Other Income (Expense) .....        180,148           1.2         52,720            0.4        143,728          1.0

Interest Expense ...........       (340,182)         (2.2)      (374,522)          (2.5)      (382,901)        (2.7)
                                   --------          ----       --------           ----       --------         ----

Earnings (Loss) Before
Income Taxes ...............         87,420           0.6         28,120            0.2       (700,386)        (4.9)
   Income Taxes ............         87,420           0.6         28,120            0.2       (700,386)        (4.9)

Income Taxes Net ...........           --             0.0           --              0.0         17,413         (0.1)
                               ------------          ----   ------------           ----   ------------         ----

Net Earnings (Loss) ........   $     87,420           0.6%  $     28,120            0.2%  $   (717,799)        (5.0)%
                               ============           ===   ============            ===   ============         ====

Depreciation & Amortization    $    394,230           2.5%  $    408,561            2.7%  $    444,653          3.1%
                               ============           ===   ============            ===   ============          ===


Fiscal Year Ended June 30, 1998 Compared to Fiscal Year Ended June 30, 1997.

The Company had net earnings of $87,420 in 1998, as compared to $28,120 for 1997. Had the Company not realized a loss of $72,354 on the Texas land sale, the Company would have had a profit of $159,774. The overall improved performance is due to improved sales and profits in the livestock equipment segment primarily the Eagle plant, while the water and environmental products segments sales and profits were slightly decreased compared to 1997.

Total sales increased $503,855 or 3.2% to $15,576,140 in fiscal 1998 as compared to $15,072,285 in fiscal 1997. Total sales in livestock equipment segment increased $817,204 to $8,988,175 in 1998. Sales in the water and environmental products segment decreased $313,349 to $6,587,965 in 1998 compared to $6,901,314 in 1997. Sales volume at both Eagle of $349,118 and W-W Manufacturing of $468,086 contributed to the increase in livestock handling equipment sales. Sales increases were realized even though the cattle industry showed a down turn during the late winter through summer months. Extreme dry weather conditions in the south along with depressed cattle prices contributed to the overall poor performance of the cattle industry as a whole during the last half of the year. The continuing efforts of expanding the distributor/dealer network, rodeo sponsorships, and special designed installations contributed to the increase in sales. Sales continue to improve on new panel lines, and remained steady with the traditional heavy cattle equipment. New and continuing equine (horse) equipment continues to gain strength in the east and other areas of the country that have large horse populations. The company will continue its efforts to produce new and redesign equipment to meet the demands of all customers. Special designs and large installations remain strong as the Company continues to market its products at this segment of the business. This livestock segment has also been successful in selling its products to other parts of the world including Japan, Europe, and South America. Sales in rodeo equipment remain strong as the rodeo business continues to show growth in all parts of the United States. With the Company continuing to expand in new market areas mainly the west and upper midwest states, and continuing to evaluate all product lines. Sales are expected to remain strong through fiscal 1999.

Sales  decreased  in  the  water  and  environmental  product  segment  overall.
Environmental products continue to decline with the governmental funding continuing to be cut. The other major factor contributing to the decline in sales is the depressed PVC pipe prices. Prices on PVC pipe are at all time lows and are expected to remain low during the winter months into spring. Prices are expected to improve as we move into spring and summer of 1999.

The water well supplies aspect of this segment continues to be very competitive in pricing and margin. While this aspect of the business remains very competitive, the Company continues to expand its other division of manufactured products. The Company continues to manufacture various pipes, tanks, and accessories for the water, horizontal drilling, waste treatment, and mining industries. The custom fabrication market continues to grow with present applications used for filtration, drainage, dewatering and other construction application. With the success of slotted and perforated pipe and the new emerging enviroflex product, the Company should see an improvement in sales and profits through fiscal 1999.

Gross margins declined to 18.4% in 1998 from 19.0% in 1997. The decrease was realized in the livestock equipment segment showing an overall decline to 18.4% in 1998 from 20.6% in 1997. The water and environmental segment improved its gross margin to 17.5% in 1998 as compared to 17.0% in 1997. The decline in the livestock equipment segment gross margins was due to a significant decrease at the W-W Manufacturing plant in Dodge City Kansas due to severe labor shortages and extreme inefficiency in production. Standard product had to be manufactured at its Weatherford Oklahoma plant then shipped to the Dodge City Kansas plant for shipment to the end customer. This resulted in high level of inefficiencies and added freight cost. Gross margins continued to improve at the Eagle plant in Livingston Tennessee to 15.0% in 1998 as compared to 11.5% in 1997. The increase in gross margins in the water and environmental products segment were due to increased sales in the companies manufactured products. Sales continue to do well in standard flush joint PVC screen and casing, and slotted high-density polyethylene pipe introduced in fiscal 1996.

Titan's Ver-ta Slot product continues to show acceptance which product developed for heavier wall applications found in landfills highway construction, and various mining applications. Vertical slotted openings are available in various diameters, schedules, and types of pipe the Company had developed the Ver-ta Slot for all applications and material including belled end, gasket end, plain end, or flush joint material. With the introduction of the Enviroflex well screen, Titan again leads the way with an innovative well screen that's a cost effective way to prevent sedimentation in horizontal remidiation wells. This screen offers strength and high performance not found in other screens. This screens can be used for ground water, extraction applications, and solid vapor extraction wells. These and other new products being developed will help Titan maintain its reputation for high quality, and innovative products.

Selling expenses as a percentage of sales remained constant at 7.6% in 1998 as compared to 1997. The selling expenses in the livestock equipment segment decreased to 8.5% in 1998 compared to 9.2% in 1997. The decrease is attributed to the continuing improvement in sales in the distribution/dealer network without a corresponding increase in selling expenses. The Company plans to increase some selling expenses in new market areas in the coming fiscal year. Selling expenses in the water and environmental products segment increased to 6.4% in 1998 compared to 5.6% in 1997. This increase is attributed to up front selling and marketing expenses related to several introductions of new products. The Company plans to pursue new markets for its products therefor continuing to see slight increases in selling expenses throughout the balance of the fiscal year. It is expected that total dollars expended on selling expenses will increase in fiscal 1998-1999, but the overall sales expense will remain fairly consistent as a percentage of sales.

General and administration expenses increased $67,418 in fiscal 1998 as compared to fiscal 1997. This is attributed to the increase in write offs of accounts receivable in both segments. On a comparable basis had the write offs not been significant, the Companies general and administrative expenses would have decreased during fiscal 1998. Management has taken the necessary steps to tighten credit policies where by allowing for sales growth to continue, and at the same time minimize the risk of future write offs. The company has taken and will continue to find ways of lowering general and administrative expenses in the future. All expenses are reviewed and compared to budgeted projections on a monthly basis then reviewed with both operating segments to insure expenses are kept as low as possible.

Interest expenses continued to decline in 1998 to $340,182 from $374,522 in 1997. The company continued to pay down debt during 1998 reducing it by $432,051; compared to a reduction of $142,742 in fiscal 1997. Subsequent to the year-end, management has received a financial commitment for new lines of credit with Norwest Business Credit Inc. of Colorado. These lines are at more competitive rates and the structure will allow the Company more flexibility and should lower interest expenses throughout 1999. The steps taken over the past year in reducing selling, general and administrative, and interest expenses should continue in fiscal 1999. Management feels that fiscal 1999 will benefit more from these cost reductions than in 1998 as they will have an effect for a twelve-month period. Fiscal 1999 should be a year of continued growth in sales and profits through the aggressive marketing efforts and cost reductions that have been implemented in all segments of the Company.

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

Total sales increased $560,051 or 3.9% to $15,072,285 in fiscal 1997 as compared to $14,512,234 in fiscal 1996. Total sales in the livestock equipment segment increased $648,554 to $8,170,971 in 1997. Sales in the water and Environmental products segment decreased $88,503 to $6,901,314 in 1997 compared to $6,989,817 in 1996. Both Eagle of $208,439 and W-W Manufacturing of $440,115 can attribute the increase in livestock handling equipment sales to improved sales. The increase is attributable to general improvement of the cattle industry during the last half of fiscal 1997, and the efforts of expanding the distributor/dealer network during the declined cattle market of the past eighteen months. The newly expanded distributor/dealer network produced strong results during the third and fourth quarters. Special sales and designs for Fairs, Expo Centers and Rodeos continue to remain steady as the Company continues to be the leader in this area. Sales continue to improve on the new re-introduced feed equipment and new panel lines along with the traditional heavy cattle equipment. The demand from feed yards and vets for hydraulic chutes and working arenas remain strong and is expected to continue throughout the fiscal year. New and continuing equine (horse) products continue to gain strength in the east and other areas of the country that have heavy horse population. The Company will continue its efforts in the equine equipment area to avoid sales decline when the next cattle slump occurs.

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

Interest expenses declined slightly in 1998 to $374,522 from $382,901 in 1997. This was attributable to the overall reduction in debt in all companies through fiscal 1997. Management has and will continue to take the steps necessary to keep the various subsidiary's operations competitive in products, services offered and obtaining quality employees. The steps taken in the Livestock Equipment segment last fiscal year, as explained in the following section comparing Fiscal 1996 with Fiscal 1995, have proven to be very positive steps for the Company. The Company has lowered cost, improved margins, sales and profits. Expenses used to obtain new distributors/dealers has proven to be a wise investment with over ten new distributors with over 100 store locations. Management can not guarantee that current conditions will continue due to outside influence that the Company can not control such as the economy, interest rates, cattle prices, weather conditions, and grain prices. However, based on dealers, the cattle outlook, steps the Company has taken with new product, it is expected that fiscal 1998 will continue to be profitable.

It is anticipated the sales and profits from the water and environmental products segment to be similar to fiscal 1998 levels in fiscal 1999 with a modest growth. This segment will continue to expand its efforts to market higher margin manufactured products to its present customers as well as continue to expand into the horizontal drilling, waste treatment and mining markets. It is anticipated that with both segments current condition, the Company can anticipate sales and profits to be on the increase for fiscal 1999.

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

Selling expenses as a percentage of sales increased to 9.4% in 1996 from 8.07% in 1995. Traditionally, the livestock handling equipment has had higher selling expense, 13.16% in 1996 as compared to 10.59% in 1995, while selling expense in water and environmental products amounted to 5.35% in 1996 as compared to 4.74% in 1995. A portion of the increase in selling expenses in both segments was attributable to the Companies efforts to develop new dealers and distributors and expand its selling areas to new markets not previously covered. The increase in livestock handling equipment-selling expense was a function of several factors. The Company in its efforts to expand its markets had to improve its product literature and selling materials. The Company spent considerable money on product videos, new sales books and sales aids. To promote its new products, the Company increased its advertising and show expense, and there was high cost relative to following up the over selling of products when the Company was being represented by Agri- Sales. Sales salaries have remained relatively unchanged, while sales have been lower due to beef prices. Only one of seven salesmen in the livestock handling equipment was on a base plus commissions while the remaining salesmen were on fixed salaries.

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

Management took the following steps to insure it met its obligations as they came due. The livestock segment traditionally generated an overall profit as a segment. With past year's decline in beef prices, drought conditions in three of the largest market areas of the segment, and record high grain prices, the market for traditional cattle equipment was non-existent. The Company saw the market conditions declining and took steps to broaden its line with products that could sell in down market conditions. Development of these products took time and money, but management felt they were necessary steps to take not knowing how long the market downturn would last. The Company felt to stay competitive in the short and long-term, the product mix had to be changed allowing for faster turnover of lower priced products. Management also felt that to maintain sales volumes, new customers and markets would have to be sought out. The Company took a bold stand to ensure a long-term place in the market place by expanding its product line.

Those steps took time and money and expenses related to the moves were higher than expected. The Company felt as new customers continued to come on and the new products penetrated the market, the Company would start to see sales and operating profits increase. There were two ways to increase profits: by increasing sales previously discussed, and cutting costs. The Company reduced some fixed selling expenses in the fall of 1996 and reduced administrative costs. To increase gross profit margins, the Company sought out new sources of steel which were the largest components of cost of goods sold. The Company successfully found a new supplier, whose steel prices reduced steel cost by approximately 10%. Benefits would not be realized until the second half of fiscal 1997. Labor efficiencies were reviewed and new ways of production were looked at to reduce cost. A new wash and paint system was put in place allowing for less overall paint cost and an improved finished product. Based on market conditions improvement, sales were expected to increase, and with lower material costs, the Company felt the segment could return to overall profitability in fiscal 1997.

Management reviewed ways to reduce cost at all levels of the Company. With the centralizing accounting to the Corporate head quarters from the subsidiaries, it was determined that the Company had excess office space. The Company looked at relocation to less space at a lower cost. All other overhead costs were reviewed and management took steps to reduce costs where applicable and necessary.

Eagle Enterprises, located in the eastern market was reviewed to determine the best use of the facility. The Company's cost and break-even level was reduced. With the downturn in the market and sales, the Company did not feel the effect of these changes. It was anticipated that with the introduction of new product sales market conditions improvement, Eagle could operate at least break-even and possibly have a chance to be profitable. Continued weakness in beef prices would depress both sales and profits in the segment. Prior to June 30, 1996, operating profits from W-W Manufacturing were sufficient to offset the continual operating losses from Eagle. Eagle's operating losses for the last two years have not reflected its proportionate share of selling and general and administrative costs, which were being absorbed by W-W Manufacturing, and still did not operated at a profit. The Company's operating results for fiscal 1997 depended on sales and profits from its livestock handling equipment segment. Due to the overall weakness in the cattle industry because of low beef prices, the Company could predict whether or not the segment would generate a profit in fiscal 1997.

Impact of Year 2000:

         The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. This is a broad business and operational problem, as well as accounting systems problem. This may cause system failures of miscalculations causing disruptions of operations in normal business activities, including, among other things a temporary inability to process transactions.

         The company has been in the process of modifying its computer systems to be "Year 2000" compliant since late 1997. The process involves systems reviews, testing and modification or replacement of date sensitive software. The company has allocated financial resources to examine and make all the necessary changes to insure its computer systems will meet all its "Year 2000" obligations.

         The company has been making and is continuing to make such changes in existing systems, targeting June 30, 1999 as the expected completion date. Neither the "Year 2000" nor the financial effects of the reviews, testing and modifications are expected to have a material adverse effect on the corporations business or its consolidated financial position. The company is in the process of evaluating "Year 2000" exposures of its major vendors and customers to insure that a lack of readiness by either of them will not impact the companies' business operations.

Inflation:

Inflation has not been a significant factor in net income in recent years because of the relatively modest rate of price increases in the United States.


Liquidity and Capital Resources:

The Company's principal sources of liquidity are borrowings under its credit facilities and from internally generated funds. The Company generated funds from operations with net earnings of $87,420 and produced a cash flow from operations of $282,679 for fiscal 1998. The funds generated from operating cash flow and the sale of the Texas property provided adequate liquidity to meet current obligations and allow for a net reduction in borrowings of $432,051 in 1998.

The company was in violation of certain loan covenants resulting from prior year's losses in 1996 and prior periods. These losses had hindered the company from having the proper lines of credit during the past two years. With the profits and improved cash flow generated from the past two years the company has received a financial commitment from Norwest Business Credit Inc. of Colorado, for new lines of credit and a term loan for a three year term. This commitment allows the Company new and enlarged revolving credit lines to enable the Company the flexibility it needs to allow for sales and inventory growth.

The Company has also extended its forbearance with First American Bank for the Eagle facility to September 1999. With the new revolving line commitment for three years and Eagle's real estate loan extension until 1999, the loans in the 1998 financial statements have been re-classified as long-term noted payable. With this reclassification, the Companies working capital has gone from $289,203 in 1997 to $3,116,776 in 1998. The Company feels that the expected profits, working capital and cash flow during fiscal 1998- 1999 and renewed lines of credit will adequately supply the Company with the liquidity necessary to meet its obligations.

The Company successfully sold the 94.5 acres of undeveloped real estate in Texas for $335,000 with $198,681 being paid at closing, net of selling expenses and the balance of $110,000 is being carried on a three year note. The cash paid down was used to reduce the revolving credit lines therefore, reducing interest expense in 1998.

The Company successfully settled its last remaining lawsuit with Jerry Bellar. The Company should now receive a substantial decrease in legal costs therefore lowering general and administrative expenses in the future.

Based on current conditions in all subsidiaries and general economic conditions, the Company anticipated continuing to make a profit for fiscal 1999. With depreciation expense representing the major fixed non-cash cost, reduced legal feels and general administrative expense, the Company feels that traditional cash flow will allow the Company to continue to reduce debt in fiscal 1999.

Item 8.           Financial Statements and Supplementary Data.
-------           --------------------------------------------


                             W W CAPITAL CORPORATION
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                       PAGE

Financial Statements:

Independent Auditors' Report ......................................   F-1, F-2

Consolidated Balance Sheets as of June 30, 1998 and
June 30, 1997......................................................   F-3, F-4

Consolidated Statements of Operations for the years
ended June 30, 1998, 1997 and 1996.................................   F-5

Consolidated Statements of Stockholders' Equity for
the years ended June 30, 1998, 1997 and 1996.......................   F-6

Consolidated Statements of Cash Flows for the years ended
June 30, 1998, 1997 and 1996.......................................   F-7, F-8

Notes to Consolidated Financial Statements.........................   F-9


Financial Statement Schedules:

Independent Auditors' Report.......................................   S-1, S-2

I - Condensed Financial Information of Registrant..................   S-3




All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

Independent Auditor's Report
----------------------------

Board of Directors and Stockholders
W W Capital Corporation
Fort Collins, Colorado

         We have audited the accompanying consolidated balance sheets of W W Capital Corporation and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the each of the two years ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of W W Capital Corporation and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the two years ended June 30, 1998, in conformity with generally accepted accounting principles.



                                            BROCK AND COMPANY, CPAs, P.C.


Fort Collins, Colorado
October 20, 1998

INDEPENDENT AUDITOR'S REPORT
----------------------------




Board of Directors and Stockholders
W W Capital Corporation
Fort Collins, Colorado

         We have audited the statements of operations, stockholders' equity, and cash flows of W W Capital Corporation for the year then ended June 30, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and cash flows of W W Capital Corporation for the year then ended June 30, 1996, in conformity with generally accepted accounting principles.





                                          MILLER AND McCOLLOM

                                          Certified Public Accountants



Denver, Colorado
October 15, 1996

W W CAPITAL CORPORATION

Consolidated Balance Sheets
----------------------------------------------------------------------------------------

June 30                                                               1998         1997
----------------------------------------------------------------------------------------



ASSETS

Current Assets
    Cash .....................................................   $  281,449   $  357,373
    Accounts receivable - trade (net of allowance for doubtful
       accounts of $104,500 in 1998 and $134,000 in 1997) ....    1,885,976    2,026,991
    Accounts receivable - related party - ....................      167,572
    Accounts receivable - other ..............................       60,593       13,321
    Inventories ..............................................    3,157,499    3,341,156
    Prepaid expenses .........................................       19,262       15,984
    Current portion of notes receivable - related parties ....          893        9,286
    Current portion of notes receivable - other ..............       20,342        6,549
                                                                 ----------   ----------
              Total current assets ...........................    5,426,014    5,938,232
                                                                  =========    =========



Property and Equipment - net of accumulated
    depreciation  of $2,561,929 in 1998 and
    $2,256,851 in 1997 .......................................    2,103,249    2,296,363
                                                                  ---------    ---------



Other Assets
    Real estate held for sale ................................         --        381,035
    Long-term notes  receivable - related  parties
      (net current  portion) .................................       22,135       23,028
    Long-term notes receivable - other (net of allowance for
       doubtful accounts of $10,000 in 1998 and 1997
       and current portion) ..................................       99,752        9,753
    Loan acquisition costs - net of accumulated amortization
       of $17,272 in 1998 and $15,868 in 1997 ................         --          1,404
    Other assets .............................................       29,428       29,278
                                                                 ----------   ----------
              Total other assets .............................      151,315      444,498
                                                                 ----------   ----------


              Total assets ...................................   $7,680,578   $8,679,093
                                                                 ==========   ==========


               The accompanying Notes are an integral part of the
                       consolidated financial statements

W W CAPITAL CORPORATION

Consolidated Balance Sheets (continued)
---------------------------------------------------------------------------------------------------

June 30                                                                        1998          1997
---------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts  payable ...............................................   $ 1,714,738    $ 2,232,990
     Revolving credit notes payable to bank ..........................          --        1,834,000
     Accrued  payroll and related taxes ..............................       225,154        184,569
     Accrued property taxes ..........................................        29,646         34,442
     Accrued  interest payable .......................................        25,158         12,344
     Accrued commissions  related party ..............................          --          150,000
     Other current liabilities .......................................        14,542         18,777
     Current portion of notes payable ................................       300,000      1,172,018
     Current portion of capital lease obligation .....................          --            9,889
                                                                         -----------      ---------
              Total current liabilities ..............................     2,309,238      5,649,029
                                                                         -----------      ---------

Long - Term Liabilities
    Long-term notes payable - net of current portion                       2,860,930        575,390
    Long-term capital lease obligation - net of current portion ......          --            1,684
                                                                         -----------      ---------
              Net long term liabilities ..............................     2,860,930        577,074
                                                                         -----------      ---------

              Total liabilities ......................................     5,170,168      6,226,103
                                                                         -----------      ---------

Commitments and Contingencies ........................................          --             --
                                                                         -----------      ---------

Stockholders' Equity
    Preferred stock, $10.00 par value,
      400,000 shares authorized                                                 --             --
    Common stock, $0.01 par value, 15,000,000 shares
      authorized, 5,540,661 shares issued
      at June 30, 1998 and 1997 .....................................         55,406         55,406
    Capital in excess of par value ...................................     3,304,629      3,304,629
    Accumulated deficit ..............................................      (800,719)      (888,139)
                                                                         -----------     ----------
                                                                           2,559,316      2,471,896
    Less 120,264 shares in 1998 and 20,264 shares in 1997
      of treasury stock at cost ......................................       (48,906)       (18,906)
                                                                         -----------    -----------
              Net stockholders' equity ...............................     2,510,410      2,452,990
                                                                         -----------    -----------

              Total liabilities and stockholders' equity .............   $ 7,680,578    $ 8,679,093
                                                                         -----------    -----------


               The accompanying Notes are an integral part of the
                       consolidated financial statements

W W CAPITAL CORPORATION

Consolidated Statement of Operations
--------------------------------------------------------------------------------------

Years ended June 30                               1998            1997           1996
---------------------------------------------------------------------------------------
Net Sales ..............................   $ 15,576,140    $ 15,072,285    $ 14,512,234
Cost of Goods Sold .....................     12,709,034      12,212,442      12,099,403
                                             ----------      ----------      ----------
              Gross profit .............      2,867,106       2,859,843       2,412,831
                                             ----------      ----------     -----------

Operating Expenses
    Selling expenses ...................      1,188,403       1,146,090       1,363,215
    General and administrative expenses       1,431,249       1,363,831       1,510,829
                                           ------------    ------------    ------------
              Total operating expenses .      2,619,652       2,509,921       2,874,044
                                           ------------    ------------    ------------

Income From Operations .................        247,454         349,922        (461,213)
                                           ------------    ------------    ------------


Other Income (Expense)
    Interest income ....................         81,910          74,939         107,402
    Interest expense ...................       (340,182)       (374,522)       (382,901)
    Realized and unrealized loss on
       real estate held for sale .......        (72,354)           --            (3,500)
    Gain on property and equipment
       dispositions ....................         87,122           6,629             400
    Other income (expense) - net .......         83,470         (28,848)         39,426
                                           ------------    ------------    ------------
              Net other income (expense)       (160,034)       (321,802)       (239,173)
                                           ------------    ------------    ------------

Earnings (Loss) Before Income Taxes ....         87,420          28,120        (700,386)
                                           ------------    ------------    ------------

Income Tax
    Current ............................           --              --            (1,650)
    Deferred ...........................           --              --           (15,763)
                                           ------------    ------------    ------------
              Total income tax .........           --              --           (17,413)
                                           ------------    ------------    ------------

              Net earnings (loss)  ....    $     87,420    $     28,120    $   (717,799)
                                           ============    ============    ============

Earnings (Loss) Per Common Share
    Basic
       Net earnings (loss)  ...........    $       0.02    $       0.00    $      (0.13)
       Weighted average number of
          common shares ................      5,540,661       5,530,661       5,530,661

    Diluted
       Net earnings (loss) .............   $       0.02    $       0.00    $      (0.13)
       Weighted average number of
          common shares ................      5,560,794       5,549,544       5,530,661


               The accompanying Notes are an integral part of the
                       consolidated financial statements

W W CAPITAL CORPORATION

Consolidated Statements of Stockholders' Equity
-----------------------------------------------------------------------------------------------------------------------------------

Years ended June 30, 1998, 1997 and 1996
-----------------------------------------------------------------------------------------------------------------------------------


                                                Common Stock                                       Treasury Stock
                                          ----------------------       Capital                  ---------------------       Total
                                            Number of      Par       In Excess     Accumulated  Number of              Stockholders'
                                             Shares       Value    of Par Value     Deficit      Shares        Cost         Equity
                                          -----------    -------   ------------  ------------  ---------     --------     ---------
Balance, July 1, 1995 ...................  5,530,661   $  55,306   $ 3,304,099   $  (198,460)    (20,264)   $ (18,906)  $ 3,142,039

Net loss for year ended June 30, 1996 ...       --          --            --        (717,799)       --           --        (717,799)
                                           ---------    --------     ---------     ---------    ---------    --------    ----------

Balance, June 30, 1996 ..................  5,530,661      55,306     3,304,099      (916,259)    (20,264)     (18,906)    2,424,240

Exercise of options .....................     10,000         100           530          --          --           --             630

Net earnings for year ended June 30, 1997       --          --            --          28,120        --           --          28,120
                                           ---------    --------     ---------     ---------    --------     --------     ---------

Balance, June 30, 1997 ..................  5,540,661      55,406     3,304,629      (888,139)    (20,264)     (18,906)    2,452,990

Acquisition of treasury stock ...........       --          --            --            --      (100,000)     (30,000)

Net earnings for year ended June 30, 1998       --          --            --          87,420        --           --          87,420
                                           ---------   ---------   -----------   -----------   ---------     --------    ----------

Balance, June 30, 1998 ..................  5,540,661   $  55,406   $ 3,304,629   $  (800,719)   (120,264)   $ (48,906)  $ 2,510,410
                                           =========   =========   ===========   ===========   =========    =========   ===========


               The accompanying Notes are an integral part of the
                       consolidated financial statements

W W CAPITAL CORPORATION

Consolidated Statements of Cash Flows
-----------------------------------------------------------------------------------------------------

Years ended June 30                                                 1998         1997        1996
-----------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
    Net earnings (loss) .....................................   $  87,420    $  28,120    $(717,799)
    Adjustments to reconcile net earnings
      (loss) to net cash provided by (used in)
      operating activities
        Depreciation and amortization .......................     394,230      408,561      444,653
        (Gain) loss on dispositions of property and equipment     (87,122)      (6,629)        (400)
        Loss on sale of real  estate held for sale ..........      72,354         --           --
        Provision for loss on accounts and notes receivable..      30,112       17,756     (116,423)
        Discount on note ....................................        --           --         10,000
        Impairment  of  assets ..............................        --           --         38,557
        Other ...............................................        --         (3,991)      (1,544)
        Deferred income taxes ...............................        --           --         15,763
    Net changes in assets and liabilities
        Accounts receivable .................................      63,630     (261,134)     (75,336)
        Inventories .........................................     183,657       86,352       24,394
        Other current and non-current assets ................      (5,290)      19,471       33,055
        Accounts payable, accrued expenses and
          other current liabilities .........................    (456,312)      10,946      155,034
                                                                 --------      -------      -------
              Net cash provided by (used in)
              operating activities ..........................     282,679      299,452     (190,046)
                                                                  -------      -------     --------



CashFlows From Investing  Activities
     Proceeds from sale of real estate ......................     198,681         --           --
     Additions to real estate held for sale ..................        --         (1,621)      (5,454)
     Proceeds from sale of property and equipment ...........     124,424        9,100        1,000
     Purchases of property and equipment ....................    (265,152)     (85,519)    (195,468)
     Proceeds from notes receivable, other ..................       6,209      140,464      461,795
     Proceeds from stockholders' notes receivable ...........       9,286       25,583       23,310
                                                                  -------      -------      -------
              Net cash provided by investing activities .....      73,448       88,007      285,183
                                                                  -------      -------      -------



CashFlows  From  Financing  Activities
     Borrowings  on lines of credit .........................        --        100,000      364,000
     Payments on lines of credit ............................    (150,000)        --       (292,613)
     Payments on notes payable ..............................    (319,984)    (243,104)    (406,540)
     Borrowings from notes payable ..........................      49,506         --        265,050
Payment on capital leases ...................................     (11,573)     (18,634)     (18,470)
    Net proceeds from issuance of common stock ..............        --            630         --
                                                                ---------    ---------    ---------
              Net cash used in financing activities .........    (432,051)    (161,108)     (88,573)
                                                                ---------    ---------    ---------

               The accompanying Notes are an integral part of the
                       consolidated financial statements

W W CAPITAL CORPORATION

Consolidated Statements of Cash Flows (continued)
---------------------------------------------------------------------------------------

Years ended June 30                                      1998        1997         1996
---------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash ..................   $ (75,924)   $ 226,351   $   6,564


Cash, Beginning of year ..........................     357,373      131,022     124,458
                                                     ---------    ---------   ---------


Cash, End of year ................................   $ 281,449    $ 357,373   $ 131,022
                                                     =========    =========   =========


Supplemental Information
    Note receivable obtained in sale of
      real estate held for sale ..................   $ 110,000    $   -       $      -

    Treasury stock acquired in sale of property ..   $  30,000    $   -       $      -

    Installment loans to acquire property
      and equipment ..............................   $      -     $ 18,869    $  28,000

    Conversion of account and note receivable
      to notes receivable ........................   $      -     $   -       $ 135,000

    Conversion of accounts payable to note payable   $      -     $   -       $  51,224

    Cash paid during the period for interest .....   $ 334,092    $ 377,909   $ 400,213

    Cash paid for income taxes ...................   $      -     $   -       $   1,650

               The accompanying Notes are an integral part of the
                       consolidated financial statements

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 1998
--------------------------------------------------------------------------------

Note 1 - Summary of Significant Accounting Policies

               Nature of Operations. W W Capital Corporation and its wholly-owned subsidiaries (the Company) principally engage in the manufacture, distribution and sale of a wide range of livestock confinement and handling equipment, and in the processing, purchasing and distributing of water well supplies.

               Basis of Presentation. The accompanying consolidated financial statements include the accounts of W W Capital Corporation and all of its wholly-owned subsidiaries, W-W Manufacturing Co., Inc. (W-W Manufacturing), Titan Industries, Inc. (Titan) and Eagle Enterprises, Inc. (Eagle). All significant intercompany accounts and transactions have been eliminated in consolidation.

               Use of Estimates.  The preparation of the Company's  consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               Cash Equivalents. For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with an original maturity of three months or less to be cash equivalents.

               Loan Impairment. The Company uses the allowance method of accounting for bad debts. Individual notes are evaluated for potential impairment when payments are in arrears. Loans identified as impaired are then valued based upon the present value of estimated future cash flows, valuation of collateral, or management's judgment based upon general market conditions, historical trends or individual circumstances. The resulting value is then compared to the carrying amount. An allowance is established for any resulting deficiency in the loan value compared to the carrying amount.

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

               Property and Equipment. Property and equipment are stated at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets, which are generally thirty to forty years for buildings and improvements, three to seven years for leasehold improvements and automobiles and trucks, and five to seven years for machinery and equipment and office equipment.

               Loan Acquisition Costs. Loan acquisition costs represent costs incurred to obtain certain of the Company's long-term debt. Such costs have been capitalized and are being amortized over the terms of the related debt.

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 1998
--------------------------------------------------------------------------------


Note 1 - Summary of Significant Accounting Policies (continued)

                  Stock-Based Compensation. In 1997, the Company adopted Statement of Financial Accounting Standards Board Statement No. 123 (FAS 123), "Accounting for Stock-Based Compensation." The Statement defined a fair value based method of accounting for stock options or similar equity instruments. FAS 123 allows an entity to continue to measure compensation cost for employee stock option plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, which was elected by the Company. FAS 123 requires the Company to make certain proforma disclosures as if the fair value based method had been applied. The adoption of FAS 123 had no effect on net income and the effects of the fair value based method were not material for proforma disclosure.

                  Impairment of Long-Lived Assets. In 1996, the Company adopted Financial Accounting Standards Board Statement No. 121 (FAS 121), " Impairment of Long-Lived Assets." In the event that facts and circumstances indicate that the cost of assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

                  During 1996, the Company determined that the marketing rights for the animal hospital bed, in its livestock equipment handling segment, were impaired after estimating the present value of expected gross profit from future sales as compared to the net book value. The Company wrote down the intangible asset by $38,557 through a charge to cost of goods sold.

                  Warranty. The Company provides a warranty to its customers and the related costs are recorded at the time of service. Future warranty costs are not considered significant to the financial statements as most warranty work, if any, is generally performed shortly after the sale.

                  Advertising. The Company expenses the cost of advertising the first time the advertising takes place except for sales videos and show materials, which were capitalized and amortized over their expected period of future benefits of 60 and 36 months respectively.

                  At June 30, 1998 and 1997 $14,714 and $15,050 of advertising cost was reported as assets. Advertising expense for each of the three years ended June 30, 1998 was $$110,082, $97,556, and $173,782, respectively.

                  Income Taxes. The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in different periods for financial and income tax reporting.

                  Per  Share  Data.  In  1998,  the  Company  adopted  Financial
         Accounting Standards Board Statement No. 128(FAS 128), "Earnings Per Share." The statement modifies the standards for computing and presenting earnings per share. FAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share were computed on the basis of weighted average number of shares outstanding. Diluted earnings per share includes outstanding stock options, unless the effect would be antidilutive.

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 1998
--------------------------------------------------------------------------------


Note 2 - Related Party Transactions and Subsequent Event

                    Notes Receivable. Notes receivable from stockholders and all affiliated entities consisted of the following at June 30:

                                                                                   1998         1997
                                                                                ---------    ---------

                     Note receivable from a partnership  owned by certain of
                the  Company's  stockholders  bears  interest at 9%.  During
                October  1997,  the note was  renegotiated  to  provide  for
                annual   installments   of  $2,500   through  2017  and  for
                collateral  consisting  of  shares of the  Company's  common stock  owned  by the  partners.  The  1998  installment  was
                received in October 1998 .....................................   $ 23,028    $ 23,028

                    Three notes receivable received paid  in full
                         during 1998  ........................................       --         9,286
                                                                                 --------    --------
                                                                                   23,028      32,314
                    Less current portion .....................................       (893)     (9,286)
                                                                                 --------    --------
                                                                                 $ 22,135    $ 23,028
                                                                                 ========    ========

                  During the years ended June 30, 1998, 1997 and 1996, the Company recorded interest income of $2,072, $4,365 and $6,362 for the notes receivable from related parties.

                  Notes Payable to Stockholder. The Company has outstanding balances of $21,107 and $27,069 payable to a former stockholder of Titan as of June 30, 1998 and 1997, respectively. The notes are unsecured, bear interest at 10%, and are payable in total monthly installments of $700 through March 2001 and $350 through July 2001.

                  During the years ended June 30, 1998, 1997 and 1996, the Company incurred interest expense of $2,525, $3,004 and $3,299, respectively, on the notes payable to stockholder.

                  Operating Lease. The Company leases its manufacturing facility in Dodge City, Kansas, from Murle F. Webster, a stockholder. The manufacturing facility lease expired in December 1994 and has continued on a month to month basis. The lease requires monthly payments of $5,000. The provisions of the building leases require the Company to pay insurance, property taxes and maintenance costs.

                  Other. During September 1998, the Company settled a law suit with Agri-Sales Associates (Agri- Sales), whose major stockholder is a stockholder of the Company. The liability for commissions of $150,000 and recorded receivables of $167,572, including amounts due under an indemnification agreement were settled for $20,000 paid by the Company subsequent to year end.

                  The Company has entered into the transactions with related parties as disclosed above during the three-year period ended June 30, 1998. The Company has not attempted to determine whether any or all of such transactions have been consummated on terms equivalent to those that would have prevailed in arm's length transactions.

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 1998
--------------------------------------------------------------------------------


Note 3 - Inventories

           Inventories consisted of the following at June 30:
                                                      1998              1997
                                                 -----------       -----------
                      Raw materials              $   390,607       $   461,311
                      Work-in-process                207,079           188,890
                      Finished goods               2,559,813         2,690,955
                                                 -----------       -----------
                                                 $ 3,157,499        $3,341,156
                                                 ===========        ==========

Note 4 - Notes Receivable - Other

           Other notes receivable consisted of the following at June 30:

                                                                            1998          1997
                                                                      -----------    ------------
           Note  receivable  bears  interest at 9.5% and is due in
      annual  principal  installments of $20,000.  Interest is due quarterly.  The note matures in November  2000.  The note is collateralized by real estate located in Texas, as discussed
      in Note 6.                                                      $   110,000    $       -

            Unsecured note  receivable from a former employee bears
       interest at 9%.                                                     19,753         19,753

            Note  receivable  bears  interest  at 18% and is due in
       monthly  installments of $500. The note is collateralized by
       equipment.                                                             341          4,049

            Paid in full during 1998                                           --          2,500
                                                                       ----------     ----------
                                                                          130,094         26,302
            Less allowance for doubtful accounts                          (10,000)       (10,000)
            Less current portion                                          (20,342)        (6,549)
                                                                       ----------     ----------
                                                                     $     99,752    $     9,753
                                                                      ===========    ===========

               Notes receivable totaling $42,781 at June 30, 1998 and 1997 were identified by management as impaired. The allowance for credit loss was $10,000 for June 30, 1998 and 1997.

Note 5 - Property and Equipment

               Property and equipment consisted of the following at June 30:

                                                                            1998           1997
                                                                      -----------    ------------
                  Land and improvements                               $   156,262    $     94,840
                  Building and improvements                             1,515,956       1,596,930
                  Leasehold improvements                                  209,375         207,123
                  Machinery and equipment                               1,845,245       1,691,416
                  Office equipment                                        385,897         356,809
                  Automobiles and trucks                                  548,908         570,916
                  Construction in progress                                  3,535          35,180
                                                                       ----------      ----------
                                                                        4,665,178       4,553,214
                  Less accumulated depreciation and amortization       (2,561,929)     (2,256,851)
                                                                       ----------      ----------
                                                                      $ 2,103,249    $  2,296,363
                                                                      ===========    ============


W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 1998
--------------------------------------------------------------------------------


Note 6    - Investment in Real Estate

               In November 1997, the Company sold 95 acres of undeveloped real estate in Johnson County, Texas for $335,000. The company carried back a note maturing in November 2000 in the amount of $110,000. A realized loss was recorded in the amount of $72,354, which includes expenses of sale of $26,319.


Note 7 - Employee Benefit Plans

               401(k) Plan. The Company has a 401(k) Saving Plan, whereby eligible employees who have one half year of entry service and are age 21 or older, may contribute up to 20% of their salary up to a maximum as allowed by the Internal Revenue Code. The Company may make discretionary matching contributions on the first 4% of employee contributions vesting at 25% per year after three years of service. During the years ended June 30, 1998, 1997, and 1996, the Company made $7,729, $7,397 and $10,295 in discretionary contributions to the Plan.

               Stock Options. The Company has an Incentive Stock Option Plan. Under this Plan, the Board of Directors or its designated committee is authorized to grant officers and key employees options to purchase up to 950,000 shares of the Company's common stock. At June 30, 1998, options to purchase 702,500 shares of common stock are available to be granted by the Company under the plan. These options have a three-year vesting period.

               Additionally, the Company has a non-qualified stock option plan for the outside directors of the Company. Under this plan, the incentive stock option plan committee is authorized to grant outside directors options to purchase up to 400,000 shares of the Company's common stock. The Company granted options to purchase up to 157,668 shares at option prices ranging from $0.063 to $2.50 per share of which 137,668 are outstanding as of June 30, 1998. Options to purchase 10,000 shares of common stock for $0.063 per share were exercised during 1998. These options will expire five or ten years after issuance.

               The following stock options are outstanding at June 30, 1998:

                                           Number                    Number
                                        of Options       Exercise   of Options
                      Issue Date        Outstanding       Price    Exercisable
                      ----------        -----------       -----    -----------
                  December 14, 1990        10,000         $1.00       10,000
                  May 1, 1992              25,000         $2.50       25,000
                  February 26, 1993        50,000         $1.50       50,000
                  July 1, 1993             26,001         $0.8125     26,001
                  June 10, 1994           182,500         $0.75      182,500
                  July 1, 1994             26,667         $0.75       26,667
                  July 1, 1995             30,000         $0.5625     30,000
                  April 5, 1996             5,000         $0.45        1,666
                  July 1, 1996             20,000         $0.063      20,000
                  July 1, 1997             10,000         $0.17       10,000
                                          -------                    -------
                                          385,168                    381,834
                                          =======                    =======

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 1998
--------------------------------------------------------------------------------


Note 8 -  Short-Term Notes Payable

                  The Company had revolving lines of credit until May 31, 1998, at which time all outstanding balances were converted to term loans as disclosed in Note 9, the short-term debt is expected to be refinanced on a long-term basis and, accordingly, is recorded as long-term debt. A summary of short term notes payable for the year ended June 30, 1998 is as follows:

               Weighted average interest rate at year end                   --  %            10.85%

               Balance at year end                                     $    --           $1,834,000
                                                                       ==========        ==========
               Maximum amount outstanding during the year              $1,834,000        $1,834,000
                                                                       ==========        ==========
               Average amount outstanding during the year              $1,746,500        $1,800,667
                                                                       ==========        ==========
               Weighted average interest rate during the year
                 based on average short-term notes payable                 11.07%            10.66%



Note 9 - Long-Term Debt

              Long-term debt consists of the following at June 30:
                                                                            1998              1997
                                                                      ------------       ------------
              Financial Institutions
              ----------------------

          Term Note payable bears  interest at 3% over the Bank's
     rate  (11.50% at June 30,  1998.) The note is due in monthly installments of $11,000,  including  principal and interest.
     Note matures October 1998 and is expected to be refinanced.      $   775,000         $ 840,000

          Term Note payable bears  interest at 3% over the Bank's
     rate  (11.50% at June 30,  1998.) The note is due in monthly installments  of $9,300,  including  principal and interest.
     Note matures  October 1998 and is expected to be refinanced.         685,000           750,000

          Note  payable  bears  interest  at  8.5%  and is due in
     monthly  installments  of $8,300,  including  principal  and
     interest.   The  note   matured   in   April   1998  and  is
     collateralized   by  real  estate   located  in  Livingston,
     Tennessee,  and  machinery  and  equipment.  The Company was granted a forbearance until September 1999 while alternative
     financing is arranged.                                               392,103           454,862







W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 1998
                  -------------------------------------------------------------------------------


Note 9 - Long-Term Debt (continued)

                                                                            1998           1997
                                                                        ----------       ---------

             Note payable bears  interest at 3% over the Bank's base
        rate  (11.5%  at  June  30,  1998)  and is  due  in  monthly installments  of $9,950,  including  principal and interest.
        The note  matures  in  October  1998 and is  expected  to be
        refinanced.   The  note  is   collateralized   by   accounts
        receivable,   inventories,  note  receivable,  property  and
        equipment,  real  estate and  contract  rights.                 $ 275,012    $      351,073

             Term Note payable bears  interest at 3% over the Bank's
        rate  (11.50% at June 30,  1998.) The note is due in monthly installments  of $3,100,  including  principal and interest.
        Note matures  October 1998 and is expected to be refinanced.      224,000           244,000

             Note payable bears  interest at 3% over the Bank's base
        rate  (11.5%  at  June  30,  1998),  and is  due in  monthly installments  of $7,350,  including  principal and interest.
        The  note  is   collateralized   by   accounts   receivable,
        inventories,  note receivable,  property and equipment, real estate and contract rights. The note matures in October 1998
        and is expected to be refinanced.                                 207,311           263,093

             Mortgage note payable  bears  interest at 9.15% through
        February  2000.  The interest  rate is 4.98% over the Bank's consumer  real  estate  index  rate and is subject to change every  five  years  commencing  in March  2000.  The note is payable in installments,  including  principal and interest, of  $2,308  and  matures  in March  2010.  The  mortgage  is collateralized  by real estate located in Paxton,  Nebraska, accounts  receivable,  inventories,  property and equipment,
        contract rights and intangibles.                                  199,336           208,408

             Mortgage note payable  bears  interest at 1.5% over the
        New York Chase  prime rate  (10.0% at June 30,  1997) and is
        due  in  monthly   installments,   including  principal  and
        interest,  of $1,063  through  May 2005,  at which  time the
        remaining    balance    becomes   due.   The   mortgage   is
        collateralized   by  real  estate  located  in  Weatherford,
        Oklahoma.                                                          63,484            69,457

             Note  payable  bears  interest  at  10%  and  is due in
        monthly   installments  of  $766,  including  principal  and
        interest.   The   note   matures   in  June   2002   and  is
        collateralized by equipment in Weatherford, Oklahoma.              30,106                -

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 1998
                  ---------------------------------------------------------------------------------



Note 9 - Long-Term Debt (continued)
                                                                           1998             1997
                                                                        ---------         --------

              Notes payable bear interest at rates ranging from 9.77%
         to 12.25%  and are due in  monthly  installments,  including principal and interest,  totaling  $1,210  through  December
         1998,   and  $707   through   April  2000.   The  notes  are
         collateralized by equipment.                                    $ 17,185         $  29,567

              Notes payable bear interest at rates ranging from 8.99%
         to 10.25%  and are due in  monthly  installments,  including principal and interest,  totaling  $1,236  through  November
         1998  and  $600  through   January   2000.   The  notes  are
         collateralized by vehicles.                                       13,672            25,912

              Note paid in full during 1998.                                 -               12,570
                                                                        ---------         ---------
                                                                        2,882,209         3,248,942
                                                                        ---------         ---------

              Other Entities
              --------------
              Note  payable  bears  interest  at 5.75%  and is due in
         monthly  installments,  including principal and interest, of
         $2,449  through  July 2003.  The note is  collateralized  by accounts  receivable,  equipment and furniture and fixtures.
         The  agreement  requires  the  Company  to  create or retain
         seventeen  new  full-time   permanent  positions  within  an
         eighteen  month  period  with 60% of the  positions  for low
         income individuals.                                              129,221           150,535

              Mortgage note payable  bears  interest at 4.38% through
         January 2000. The interest rate will be adjusted in February
         2000  and  February   2005.  The  note  is  due  in  monthly
         installments  of $949,  including  principal  and  interest, through  February 2010. The note is  collateralized  by real estate  located in Paxton,  Nebraska,  accounts  receivable, inventories,  property and  equipment,  contract  rights and
         intangibles.                                                     103,838           110,513

              Mortgage note payable bears interest at 2.0% and is due
         in monthly  installments,  including principal and interest, of $1,288  through May 1999. The note is  collateralized  by
         land,   building  and  equipment   located  in   Livingston,
         Tennessee,  subordinated to a financial institution.              14,030            29,044

              Note  payable  bears  interest  at 5.25%  and is due in
         quarterly installments, including principal and interest, of
         $675. The note is unsecured.                                      10,525            15,305
                                                                       ----------        ----------
                                                                          257,614           305,397
                                                                       ----------        ----------

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 1998
--------------------------------------------------------------------------------

Note 9 - Long-Term Debt (continued)
                                                                       1998            1997
                                                                  ----------      ----------
                  Notes payable bear interest at rates ranging
                  Related Party                                       21,107          27,069
                                                                   ---------       ---------
                                                                   3,160,930       3,581,408
                  Less current portion and short-term debt          (300,000)     (3,006,018)
                                                                  ----------       ---------
                                                                  $2,860,930     $   575,390
                                                                  ==========     ===========

                  Term  notes   payable  in  the   amount  of   $1,834,000   are
         collateralized by deed of trust on real estate, property and equipment, accounts receivable, inventories, contract rights, and notes receivable and are cross-collateralized with debt totaling $482,323 at June 30, 1998, and cross-guaranteed by all of the subsidiaries. Effective May 31, 1998, the loans were converted from revolving notes to term notes. The term notes provide that outstanding indebtedness cannot exceed the sum of 80% of the eligible accounts receivable and 50% of raw material and finished goods inventories. The loan agreements prohibit the Company from paying cash dividends. Additionally, the Company's subsidiaries are required to meet certain restrictive loan covenants pertaining to the maintenance of minimum working capital, current ratio, net worth, and debt service coverage ratios. The Company was granted a waiver of certain covenants to October 1998. Approximately $2,367,000 of the Company's consolidated net assets at June 30, 1998 are considered to be restricted net assets of consolidated subsidiaries.

                  In October 1998, the Company received a letter of intent from a financial institution to refinance certain debt and to provide working capital. The letter of intent provides for the issuance of $2,350,000 of revolving credit debt, subject to borrowing base limitations of 80% of eligible accounts receivable and 50% of eligible inventory, bearing interest at the Bank's base rate plus 1.5%. Additionally, the bank will issue a $275,000 term loan bearing interest at the Bank's base rate plus 2%. The financing commitment requires a one-time commitment fee of 1% of the total available borrowings to be paid at closing. Notes payable with an outstanding balance of $2,166,323 at June 30, 1998 are due in October 1998 and are expected to be refinanced with borrowings pursuant to the letter of intent. The Company has classified all debt as long-term because it has the ability and intent to refinance the debt for three years.

                  The aggregate maturities of long-term debt are as follows at June 30, 1998:

                               Year
                               ----
                               1998                   $   300,000
                               1999                       400,000
                               2000                        70,000
                               2001                     2,100,000
                               2002                        65,000
                           Thereafter                     225,930
                                                       ----------
                                                       $3,160,930
                                                       ==========


Note 10 - Commitments and Contingencies

               Operating Leases. In March 1997, the Company entered into a three year lease for office space. The lease provides for monthly rental payments of $2,312 escalating to $2,477 for the period from April 1, 1997 through April 30, 2000.

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 1998
--------------------------------------------------------------------------------

Note 10 - Commitments and Contingencies (continued)

               During 1998, the Company entered into lease agreements for production and office equipment and vehicles. The lease terms are generally two to five years. The Company also canceled three existing vehicle leases effective August 1998.

               In August 1998, the Company entered into three, two year lease agreements for vehicles. The leases provide for total monthly payments of $1,691. The Company also canceled three existing vehicle leases effective August 1998.

               Future minimum rental payments under operating leases as of June 30, 1998, including the changes in vehicle leases subsequent to year end, are as follows:

            Year               Office Space         Equipment         Vehicles          Total
            ----               ------------         ---------         --------         ---------
            1999                    $29,068           $23,541          $41,558         $  94,167
            2000                     22,289            23,541           28,759            74,589
            2001                        -              22,715              -              22,715
            2002                        -              18,589              -              18,589
            2003                        -               7,016              -               7,016
                                    -------           -------          -------          --------
            Total minimum
             payments required      $51,357           $95,402          $70,317          $217,076
                                    =======           =======          =======          ========

               The Company also leases various facilities under informal agreements. Rental expense under operating leases for the years ended June 30, 1998, 1997 and 1996 amounted to $168,799, $186,715, and
          $159,889, respectively.


Note 11 - Segmented Information and Reconciliation

                  The  Company's   operations  are  classified   into  principal
         industry segments; W-W and Eagle which manufacture and distribute livestock handling equipment, and Titan which processes and distributes water well and environmental supplies. Following is a summary of segmented information for each of the three years in the period ended June 30:

                                                                   1998             1997           1996
                                                               ------------    ------------    ------------
          Net Sales:
                    Livestock handling equipment ...........   $  8,988,175    $  8,170,971    $  7,522,417
                    Water well and environmental supplies ..      6,587,965       6,901,314       6,989,817
                                                                  ---------       ---------       ---------
                                Total net sales ............   $ 15,576,140    $ 15,072,285    $ 14,512,234
                                                               ============    ============    ============

          Operating Earnings:
                    Livestock handling equipment ...........   $    427,900    $    463,712    $   (262,647)
                    Water well and environmental supplies ..        246,676         432,221         473,133
                                                               ------------    ------------    ------------
                                Total operating earnings ...        674,576         895,933         210,486

                    Corporate and other (1) ................       (587,156)       (867,813)       (928,285)
                                                               ------------    ------------    ------------
                    Earnings (loss) before income taxes ....   $     87,420    $     28,120    $   (717,799)
                                                               ============    ============    ============

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 1998
----------------------------------------------------------------------------


Note 11 - Segmented Information and Reconciliation (continued)

                                               1998          1997         1996
                                            ----------   ----------   ----------
     Identifiable Assets:
          Livestock handling equipment ........   $3,704,490   $4,056,207   $3,866,469
          Water well and environmental supplies    3,803,234    4,015,170    4,438,397
                                                 ----------   ----------   ----------
                                                  7,507,724    8,071,377    8,304,866
          General corporate assets (2) .......      172,854      607,716      589,042
                                                 ----------   ----------   ----------
               Total assets as reported in
                 accompanying consolidated
                 balance sheets .............    $7,680,578   $8,679,093   $8,893,908
                                                 ==========   ==========   ==========

     Capital Expenditures:
          Livestock handling equipment .......   $  151,050   $   31,657   $  164,150
          Water well and environmental supplies     174,087       43,495       72,688
          Corporate ..........................       19,473        4,226        3,221
                                                 ----------   ----------   ----------
               Total capital expenditures ....   $  344,610   $   79,378   $  240,059
                                                 ==========   ==========   ==========

     Depreciation and Amortization:
          Livestock handling equipment .......   $  277,914   $  272,915   $  287,238
          Water well and environmental supplies      96,442      113,449      123,691
          Corporate ..........................       19,874       22,197       33,724
                                                 ----------   ----------   ----------
               Total depreciation and
                 amortization ................   $  394,230   $  408,561   $  444,653
                                                 ==========   ==========   ==========

                  (1) Corporate  and  other  includes   corporate   general  and
                      administrative expenses, net interest expense and other nonoperating income and expense items.

                  (2) General  corporate assets are principally notes receivable and corporate fixed assets.

Note 12 - Income Taxes

          The provision for income taxes is as follows at June 30:

                                                     1998        1997       1996
                                                  --------    --------   ---------
     Current
         Federal ..............................   $ 72,700    $ 30,800   $    --
         State ................................     23,300      14,400       1,650
     Deferred .................................       --          --        15,763
              Tax benefit of net operating loss    (96,000)    (45,200)       --
                                                  --------    --------   ---------
                                                  $   --      $   --     $  17,413
                                                  ========    ========   =========


W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 1998
--------------------------------------------------------------------------



Note 12 - Income Taxes (continued)

                  A reconciliation of income at the statutory rate to the Company's effective rate is as follows at June 30:

                                                          1998      1997     1996
                                                        -------   -------   -------
     Federal  statutory  rate .....................      34.00%    34.00%   (34.00)%
     Non  deductible expenses .....................       9.51     23.44      1.56
     Basis difference in assets and
       liabilities ................................      (4.60)    (8,90)      --
     Capital loss and reversed of  non
      deductib  write down of real estate .........      (8.38)      --        .17
     Change in deferred tax asset
      valuation allowance and net
      operating loss ..............................     (30.53)   (49.47)    34.10
     Other ........................................        --        .93       .57
                                                         -----     -----     -----
                                                          -- %      -- %     2.40%
                                                         =====     =====     =====

          Deferred tax assets and liabilities are comparised of the following:
                                                     1998         1997         1996
                                                  ---------    ---------    ---------
     Deferred Tax Assets:
         Net operating loss carryforward ......   $ 238,000    $ 239,979    $ 344,327
         Allowance for doubtful accounts ......      38,900       48,960       59,869
         Inventory ............................      28,500       34,775       25,518
         Accrued salaries .....................      26,700       19,242       20,531
                                                  ---------    ---------    ---------
                Total deferred tax assets .....     332,100      342,956      450,245

     Deferred Tax Liabilities:
         Depreciation of property and equipment     135,000     (176,834)    (211,445)
         Valuation allowance ..................    (197,100)    (166,122)    (238,800)
                                                   --------     --------     --------
              Deferred taxes - net ............   $    --      $    --      $    --
                                                  =========    =========    =========

     Current deferred tax asset ...............   $    --      $    --      $  99,814
     Long-term deferred tax liability .........        --           --        (99,814)
                                                  ---------    ---------    ---------
                                                  $    --      $    --      $    --
                                                  =========    =========    =========

                  At June 30, 1998, the Company has approximately $489,000 of net operating loss available for carryforward to offset future year's taxable revenue. The loss carry forward expires at various times through the year 2011, if not utilized earlier.

                  At June 30, 1998, the Company has capital loss carryforwards in the amount of $288,000 which no benefit has been recognized due to uncertainty as to realization.

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 1998
------------------------------------------------------------------------------



Note 13 - Litigation and Subsequent Event

                  During September 1998, the Company agreed to settle its claim against Jerry R. Bellar (Bellar), a stockholder of the Company and a former stockholder of Eagle Enterprises, Inc., and Bellar agreed to settle claims against the Company asserted by him and two affiliated companies. The settlement agreement provided for the cancellations of amounts due to the Company from Bellar recorded at $167,572, and amount payable by the Company to Bellar of $150,000. The Company paid $20,000 to Bellar in September 1998. The accompanying financial statements reflect the amounts agreed to in the settlement as of June 30, 1998.


Note 14 - Significant Group Concentrations of Credit Risk

                  The Company's business activity is in two industry segments, livestock handling equipment and water well and environmental supplies. W-W Manufacturing and Eagle's livestock handling equipment customers are principally resellers and are primarily located in the Midwest, Tennessee and Georgia, while Titan's water well supply customers are principally located in the states of Nebraska, Oklahoma and Kansas. At June 30, 1998, W-W Manufacturing and Eagle's accounts receivable totaled $992,309 and Titan's totaled $842,286.


Note 15 - Fair Value of Financial Instruments

                  Effective June 30, 1996, the Company adopted statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial statements disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider tax consequences of realization. The carrying value of cash, trade receivables, notes receivables and accounts payable and variable rate debt instruments approximate fair value. The carrying value of long-term debt approximates fair value in 1998 and 1997 due to the scheduled maturities and restrictive provisions of the debt. The carrying value of long-term debt exceeded the fair value by approximately $63,300 at June 30, 1996 based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Independent Auditors' Report
----------------------------



The Board of Directors and Stockholders
W W Capital Corporation
Fort Collins, Colorado


         We have audited the accompanying consolidated balance sheets of W W Capital Corporation as of June 30, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the two years then ended, and have issued our report thereon dated October 20, 1998. Our audit also included the financial statement schedule of W W Capital Corporation listed in
Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.








                                BROCK AND COMPANY, CPAs, P.C.


Fort Collins, Colorado
October 20, 1998

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------




The Board of Directors and Stockholders
W W Capital Corporation




         We have audited the accompanying statements of operations, stockholders' equity and cash flows for the year ended June 30, 1996 and have issued our report thereon dated October 15, 1996. Our audit also included the financial statement schedules of W W Capital Corporation for the year ended June 30, 1996, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statements schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                         MILLER AND McCOLLOM
                                         Certified Public Accountants




Denver, Colorado
October 15, 1996

W W CAPITAL CORPORATION

Schedule I - Condensed Financial Information of Registrant Balance Sheets
=====================================================================================

June 30                                                           1998           1997
-------------------------------------------------------------------------------------
ASSETS

Current Assets
   Cash .................................................   $    12,495    $    13,060
   Accounts receivable, related party ...................          --          167,572
   Accounts receivable, subsidiaries ....................        47,672           --
   Current portion of notes receivable ..................        20,000          2,500
   Other current assets .................................         7,210           --
                                                             ----------     ----------
              Total current assets ......................        87,377        183,132
                                                             ----------     ----------

Equipment, net of accumulated depreciation
   of $115,401 in 1998 and $95,527 in 1997 ..............        40,837         41,237
                                                             ----------     ----------

Other Assets
   Real estate held for sale ............................          --          381,035
   Note receivable, net of current portion ..............        90,000           --
   Investment in wholly owned subsidiaries ..............     2,366,663      2,122,743
   Other assets .........................................         2,312          2,312
                                                             ----------     ----------
              Total other assets ........................     2,458,975      2,506,090
                                                             ----------     ----------
              Total assets ..............................   $ 2,587,189    $ 2,730,459
                                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable .....................................   $    66,044    $    97,949
   Accrued expenses .....................................        10,735          6,600
   Accounts payable, subsidiaries .......................          --          160,351
   Current portion, long-term debt ......................          --           12,570
                                                             ----------     ----------
              Total current liabilities .................        76,779        277,470
                                                             ----------     ----------

Stockholders' Equity
   Preferred stock, $10.00 par value, 400,000
      shares authorized .................................          --             --
   Common stock, $0.01 par value, 15,000,000 shares
      authorized, 5,540,661 shares issued and outstanding
      at June 30, 1998 and 1997 .........................        55,406         55,406
   Capital in excess of par value .......................     3,304,629      3,304,629
   Retained earnings (deficit) ..........................      (800,719)      (888,140)
                                                             ----------     ----------
                                                              2,559,316      2,471,895
   Less 120,264 shares of treasury stock at cost ........       (48,906)       (18,906)
                                                             ----------     ----------
              Total stockholders equity .................     2,510,410      2,452,989
                                                             ----------     ----------
              Total liabilities and stockholders' equity    $ 2,587,189    $ 2,730,459
                                                            ===========    ===========

W W CAPITAL CORPORATION

Schedule I - Condensed Financial Information of Registrant
Statements of Operations
-----------------------------------------------------------------------------------------

June 30                                                 1998         1997        1996
-----------------------------------------------------------------------------------------

Revenues
   Management fee from subsidiaries .............   $ 336,000    $ 480,000    $ 480,000

Operating Expenses
   General and administrative ...................     427,120      546,011      645,678
                                                    ---------    ---------    ---------

              Operating loss ....................     (91,120)     (66,011)    (165,678)

Other Income (Expense)
   Interest income ..............................       6,145         --          2,879
   Interest expense .............................        (695)      (2,075)      (5,482)
   Realized and unrealized loss on asset sales
      and real estate held for sale .............     (72,354)       3,319       (3,500)
   Other income (expense) .......................       1,524       (2,960)      12,154
   Equity in earnings (loss) of subsidiary
      before income taxes .......................     243,920       95,847     (542,409)
                                                    ---------    ---------    ---------
              Earnings (loss) before income taxes      87,420       28,120     (702,036)

Income Tax Expense ..............................        --           --         15,763
                                                    ---------    ---------    ---------

              Net earnings (loss) ...............   $  87,420    $  28,120    $(717,799)
                                                    =========    =========    =========

W W CAPITAL CORPORATION

Schedule I - Condensed Financial Information of Registrant
Statement of Cash Flows
-------------------------------------------------------------------------------------------------------------------

June 30                                                      1998          1997         1996
-------------------------------------------------------------------------------------------------------------------

Net Cash Flows Used In Operating Activities ...........   $(129,351)   $(160,089)   $ (13,571)
                                                           --------     --------     --------

Cash Flows From Investing Activities
     Investment in subsidiaries .......................     (40,351)     179,415     (365,000)
     Proceeds from the sale of real estate ............     198,681         --           --
     Proceeds from notes receivable  collections ......       2,500         --        430,219
     Proceeds  from sales of property and  equipment ..        --          4,000         --
     Purchase of equipment ............................     (19,474)      (4,226)      (3,221)
     Additions to real estate held for sale ...........        --         (1,621)      (5,454)
                                                           --------      -------      -------
              Net cash provided by investing activities     141,356      177,568       56,544
                                                           --------      -------      -------

Cash Flows From  Financing  Activities
     Proceeds from issuance of common stock -
   630 Payments on long-term debt .....................     (12,570)     (11,764)     (39,010)
   Payment on capital lease obligation ................        --           --           (387)
                                                          ---------    ---------    ---------
              Net cash used in financing activities ...     (12,570)     (11,134)     (39,397)
                                                          ---------    ---------    ---------

Net Increase (Decrease) in Cash .......................        (565)       6,345        3,576

Cash, Beginning of year ...............................      13,060        6,715        3,139
                                                          ---------    ---------    ---------

Cash, End of Year .....................................   $  12,495    $  13,060    $   6,715
                                                          =========    =========    =========

Supplemental Schedule of Noncash Investing
   and Financing Activities
   Sale of real estate held for investment
      Receipt of note receivable ......................   $ 110,000    $    --      $    --
                                                          =========    =========    =========

Supplemental Disclosure of Cash Flow Information
      Cash paid during the year for:
         Interest .....................................   $     695    $   2,075    $   5,482
                                                          =========    =========    =========

                                       S-5

W W CAPITAL CORPORATION

Schedule I - Condensed Financial Information of Registrant
Notes
June 30, 1998
--------------------------------------------------------------------------------

Note 1 - Long-Term Debt

                  Notes  payable to financial  institutions  were  as follows at
               June 30:

                                                               1998        1997
                                                          ----------  ----------
                  Note payable paid in full in 1998       $       -   $   12,570

                  Less current portion                            -      (12,570)
                                                          -----------   --------
                                                          $       -   $      -
                                                          ===========  ==========

Note 2 - Related Party Transactions

                  At June 30, 1997, Jerry R. Bellar (Bellar), the former majority shareholder of Eagle and a current stockholder of the Company, owed $167,572 under an indemnification agreement related to the Company's acquisition of Eagle. In October 1998, Bellar and the Company settled amounts due to and from the Company. The Company recorded the subsequent event at June 30, 1998. A payment of $20,000 was made by the Company to Bellar to settle all obligations.

                  The following amounts related to wholly owned subsidiaries of the Company were eliminated in the consolidated financial statements of the Company but are reflected in this condensed financial statement of registrant:

                  Amounts receivable (payable) at June 30:

                                                               1998           1997           1996
                                                            ----------   ----------      ---------
                      W-W Manufacturing Co. Inc.             $353,122     $ 116,416       $ 38,817
                      Titan Industries, Inc.                 (270,732)     (239,903)       (94,452)
                      Eagle Enterprises, Inc.                 (34,718)      (36,864)        (7,063)
                                                            ---------     ---------       --------
                                                            $  47,672     $(160,351)      $(62,698)
                                                            =========     =========       ========
                  Management fee income for:

                      W-W Manufacturing Co. Inc.            $ 156,000     $ 240,000       $240,000
                      Titan Industries, Inc.                  156,000       240,000        240,000
                      Eagle Enterprises, Inc.                  24,000            -              -
                                                            ---------     ---------       --------
                                                            $ 336,000     $ 480,000       $480,000
                                                            =========     =========       ========
                  Equity in subsidiary operations for:

                      W-W Manufacturing Co. Inc.            $ (32,537)    $  (5,925)     $(432,908)
                      Titan Industries, Inc.                   82,766        97,332        169,914
                      Eagle Enterprises, Inc.                 193,691         4,440       (279,415)
                                                            ---------     ---------      ---------
                                                            $ 243,920     $  95,847      $(542,409)
                                                            =========     =========      =========

                                       S-6

Item  9.       Changes  in and  Disagreements  with  Accountants  on  Accounting and Financial Disclosures.
--------       -----------------------------------------------------------------

Not Applicable

PART III

Item 10.       Directors and Executive Officers of the Registrant
--------       --------------------------------------------------

The Officers of the Company are elected at the Board of Directors' annual organizational Meeting immediately following the Annual Stockholders' Meeting. Such officers hold office until their successors are elected and qualify. The following information indicates the position and age of the directors and officers as of October 28, 1998, and their business experience during the prior five years.

DAVID L. PATTON age 67, was elected to the Board of Directors of the Company in December 1991, and Chairman of the Board in December 1993. Mr. Patton is presently a Judge in the Court of Tax Appeals for the State of Kansas, and was a former partner with the law firm of Patton, Kerbs & Hess in Dodge City, Kansas. Mr. Patton was a co-founder of Titan Industries, Inc., which is currently operated as a wholly-owned subsidiary of the Company.

STEVE D. ZAMZOW age 50, joined the Company in 1991 and was elected as the Company's Chief Financial Officer in June 1992, President and Chief Executive Officer in December 1993 and elected as a Director in December 1993 by the shareholders. From 1976 to 1991, Mr. Zamzow owned numerous companies and was a financial consultant for various companies. Mr. Zamzow has been Vice President for a steel company and has worked extensively in business workouts. From 1971 to 1974, Mr. Zamzow was employed by Peat, Marwick, Mitchell & Co. as an auditor. Mr. Zamzow received his accounting degree from the University of Nebraska.

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

JAMES H. ALEXANDER age 59, become a Director of the Company in 1997. Since 1992, Mr. Alexander has been a member of the Board of Directors of Zykronix, Inc. and former Chief Operating Officer. Mr. Alexander is presently president of Isotech as well as an independent real estate broker for TDI Property Brokers. From April 1992 to November 1992, Mr. Alexander was a member of a management team of a venture capital firm, which funded a satellite communications company. Mr. Alexander is the founder of T.D.I., Inc., a corporation engaged in consulting, fund raising, acquisitions and mergers of hi-tech firms. Mr. Alexander has taken courses leading toward Bachelor of Science Degree in Business Administration from Rollins College.

LOYD FREDRICKSON age 79, become a Director of the Company in 1997. Mr. Fredrickson was the former President and Owner of Wholesale Pump & Supply, Inc. for over 30 years prior to its purchase by the Company's Titan Industries, Inc., wholly owned subsidiary of W W Capital Corporation, October 1994. From 1968 to 1982, Mr. Fredrickson also owned and operated Southern Midwest, Inc., the company was engaged in the construction and lease trucking business. From October 1984 to November 1996, he served as a consultant to the water and environmental product division of Titan Industries. Mr. Fredrickson is presently employed by North American Compressor Corporation, an Oklahoma City-based manufacturer of high pressure breathing air compressors.

Item 11.  Executive Compensation
--------  ---------------------

The following table sets forth the cash compensation paid or accrued during the fiscal years ended June 30, 1998, 1997, and 1996, to the Company's Chief Executive Officer. No other executive officer received cash in excess of $100,000.

                                                                     Other
                                                                     Annual      All Other
Name and Principal            Year        Salary        Bonus     Compensation  Compensation
------------------            ----        ------        -----     ------------  ----------
Position
--------
Steve D. Zamzow               1998        $119,896        -          $  -      $ 4,575 (a)
President, Chief Executive    1997        $119,166        -          $  -      $ 4,575 (a)
Officer and Director          1996        $119,166     $8,526 (b)    $  -      $ 2,284 (a)

        (a) Includes accrued vacation and compensated absences earned in prior years and paid during June 30, 1998 and 1997 respectively.

        (b)Bonus amount earned prior to 1994 and paid during subsequent years.

Option Grants in Fiscal Year 1998

        During the fiscal year ended June 30, 1998, the Company did not grant stock options to the Executive officers.

Aggregated Option Exercises in Fiscal Year 1998

        The following table sets forth for the executive officer named in the Summary Compensation Table, information concerning each exercise of stock options during the fiscal year ended June 30, 1998 and the value of the unexercised stock options at June 30, 1998.

                                    Aggregated Option Exercises in Last Fiscal Year
                                    -----------------------------------------------
                                           and Fiscal Year-End Option Values
                                           ---------------------------------

                                                                        Number of             Value of
                                                                       Securities          Unexercised
                                                                 Underlying Unex-         In-the-Money
                              Shares                              ercised Options           Options at
                            Acquired                             at June 30, 1998        June 30, 1998
                                  on               Value             Exercisable/         Exercisable/
Name                        Exercise        Realized (1)            Unexercisable    Unexercisable (1)
----                        --------        ------------            -------------    -----------------

Steve D. Zamzow                  ---                 ---              150,000 (E)                $ ---
 President, Chief                ---                 ---                      (U)                $ ---
 Executive Officer
 and Director


(1) The Option exercise price exceeded the fair market value of the underlying common stock on June 30, 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

         The following table sets forth as of October 28, 1998, the ownership of the Company's common stock by each director of the Company, by each person who is known by the Company to be the beneficial owner of more than 5% of the Company's common stock, and by the officers and directors of the Company as a group:

Name and Address of
Officers and Directors and       Amount and Nature of       Percent of Class
Beneficial Owner (1)             Beneficial Ownership (2)    of Common Stock
--------------------             ------------------------    ---------------

Steve D. Zamzow                  150,437 (3)                    2.72%
4112 Sherman Court
Ft. Collins, CO 80525

Millard T. Webster               278,969 (4)                    5.04%
1003 Central
Dodge City, KS 67801


David L. Patton                  1,191,287 (5)                  21.50%
807 SW Terrace
Topeka, KS 66611

Loyd T. Fredrickson              230,350                        4.16%
27287 Northwest 62nd St.
Oklahoma City, OK 73112

James H. Alexander               *                              *
762 Owl Court
Louisville, CO 80027

All officers and directors       1,851,043 (6)                  33.41%
as a group (9 persons) (See
Footnotes 1 through 9

Apex Realty Investments, Inc.    305,241 (7)                    5.51%
c/o Nicholas L. Scheidt
PO Box 33724
Northglenn, CO 80233-0724


(1) The business address of all officers and directors is 3500 JFK Parkway, Suite 202, Ft. Collins, Colorado 80525.
(2) "Beneficial ownership" is deemed to include shares for which an individual, directly or indirectly, has voting or investment power, or both, and shares subject to options exercisable within 60 days of the date hereof.
(3) Includes 150,000 shares subject to incentive stock options which are exercisable within sixty days of the date hereof.
(4) Includes 22,500 shares subject to incentive stock options, which are exercisable within sixty days of the date hereof.
(5) Includes 57,500 shares subject to non-qualified stock options, which are fully vested and exercisable.
(6)      Includes  220,000  shares  subject to stock  options,  which are fully
         vested  and   exercisable.   (7)  Includes  5,000  shares  subject  to
         non-qualified stock options, which are fully vested and exercisable.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

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

Millard T. Webster, a director of the Company, Mickey J. Winfrey, an officer of the Company, and Terry L. Webster, have each executed a promissory note in favor of the Company for the amount of $58,333. Each note bears interest at 9% per annum, are payable in monthly installments of $767 and are due to be paid in full by September 30, 1997. Murle F. Webster, lessor of the Company's manufacturing facility, has executed an assignment of monthly rent back to the Company under each of these notes. As of November 1, 1997, this note has been paid in full.

On October 26, 1992, the Company, through its wholly-owned subsidiaries, W-W Manufacturing Co., Inc. ("W-W Manufacturing"), and Eagle Enterprises, Inc. ("Eagle"), entered into an exclusive two year initial term sales and marketing agreement with Agri-Sales Associates, Inc. ("Agri-Sales") to market the
Company's  products  throughout  the  United  States.  Jerry R.  Bellar,  a 4.1%
stockholder  of  the  Company,  is  President  and  a  majority  stockholder  of
Agri-Sales. In conjunction with the cancellation of the agreements, the Companies owed Agri-Sales approximately $164,863 which was increased to $180,000 under a proposed settlement of a lawsuit between the Company and Agri-Sales (see "Legal Proceeding" for additional information). The Company paid $30,000 of the liability during 1997 and was withholding payment of the remaining $150,000 pending receipt of amounts due under an indemnification agreement Subsequent to June 30, 1998 this lawsuit has been settled. (See "Legal Proceedings" for additional information)

On October 26, 1993, the Company acquired all of the outstanding stock of Eagle in exchange for 325,000 shares of its common stock. Eagle was owned by Jerry R. Bellar, who is now a 4.1% stockholder of the Company. As a result of the acquisition of Eagle, the Company acquired a note payable to Mr. Bellar. On January 24, 1994, Eagle agreed to become a co-borrower with Mr. Bellar. Said note was used to refinance Eagle's note payable to him in the amount of $119,847. This note was paid in-full in January 1996.

At June 30, 1997, the Company has a receivable form Agri-Sales and/or Jerry Bellar in the amount of $195,235 of which $167,572 is recorded in the financial statements. This balance represents accounts due to the Company relating to the March Group, Inc. lawsuit and Liberty Metal Fabrication, Limited lawsuit (see "Legal Proceeding" for additional information).

                                     PART IV

Item 14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)   (1)     List of Financial Statements Filed as a Part of This Report

Consolidated Balance Sheets as of June 30, 1998 and June 30, 1997.

Consolidated Statement of Operations for the years ended June 30, 1998, 1997, and 1996.

Consolidated Statement of Stockholders' Equity for the years ended June 30, 1998, 1997, and 1996.

Consolidated Statement of Cash Flows for the years ended June 30, 1998, 1997, and 1996.

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

10.1 Real Estate Lease Agreement and Amendment between Murle F. and Sara R. Webster and W W Capital Corporation (filed as an exhibit to the Company's Post- Effective Amendment No. 1 to Form S-18 and is hereby incorporated by reference).

10.1.1         Amendment  to Real  Estate  Lease  between  Murle  F. and Sara R.
               Webster and W W Capital Corporation dated March 24, 1993 (filed herewith).

10.02 Assignment of Rental Income from Murle F. and Sara R. Webster to W W Capital Corporation (filed as an exhibit to the Company's Post-Effective Amendment No. 1 to Form S-18 and is hereby incorporated by reference).

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

                         Subsidiaries of the Registrant


W-W Manufacturing Co., Inc.
       Incorporated in the state of Kansas

Titan Industries, Inc.
       Incorporated in the state of Nebraska

Eagle Industries, Inc.
       Incorporated in the state of Tennessee

                                  Exhibit 23.0


                INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS CONSENT
                ------------------------------------------------






       We consent to the use of our report dated October 15, 1996 relating to the financial statements of W W Capital Corporation for the year then ended June 30, 1996 in the Annual Report on Form 10K. We further consent to the use of our report dated October 15, 1996 on the financial schedules appearing in Item 14 of such Annual Report.





                                           MILLER AND McCOLLOM
                                           Certified Public Accountants




Denver, Colorado
October 26, 1998