Form 10-Q
period 1998-09-30
W W CAPITAL CORP
filed 1999-02-23
CIK 831253

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For Quarterly Period Ended September 30, 1998
                                                             OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  Commission File No. 0-17757

                             W-W CAPITAL CORPORATION
             (exact name of Registrant as Specified in its charter)

             Nevada                                          93-0967457
(State or other jurisdiction of                        (IRS Employer Identi-
incorporation or organization)                            fication Number)

                3500 JFK Parkway Suite 202 Ft. Collins, CO 80525
          (Address of principle executive offices, including zip codes)
                                 (970) 207-1100
               (Registrants telephone number, including area code)
                                 Not Applicable
   (Former name, address and former fiscal year, if changed since last report)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes _X_ No ___

                APPLICABLE ONLY T ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
       Yes___ No___ NOT APPLICABLE _x_

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Title of Each Class                        Number of Shares Outstanding
    -------------------                            at December 9, 1998
       Common stock                                -------------------
     $0.01 Par Value                                    5,540,661

                             W-W CAPITAL CORPORATION

                                      Index

PART I        FINANCIAL INFORMATION                       PAGE NO
------        ---------------------                       -------

Item 1        Balance Sheets
------        September 30, 1998 and June 30, 1998           1

              Statements of Operations
                  Three Months Ended
                  September 30, 1998 and 1997                3

              Statements of Cash Flows
                  Three Months Ended
                  September 30, 1998 and 1997                4

              Notes to Financial Statements                  6

Item 2        Management's Discussion and Analysis
------
                  of Financial Condition and Results
                  of Operations                              7

PART II       OTHER INFORMATION
-------
Item 1        LEGAL PROCEEDINGS                             10
------
Item 2        CHANGES IN SECURITIES                         10
------
Item 3        DEFAULTS UPON SENIOR SECURITIES               10
------
Item 4        SUBMISSION OF MATTERS TO VOTE OF
------
              SECURITY HOLDERS                              10
Item 5        OTHER INFORMATION                             10
------
Item 6        EXHIBITS AND REPORT ON FORM 8-K               10
------

              SIGNATURES                                    11

                          Part 1-FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                             W-W CAPITAL CORPORATION
                             -----------------------
                                 Balance Sheets

                                                        September 30,    June 30,
                                                           1998           1998
                                                           ----           ----
                                                        (Unaudited)
Assets
------
Current assets:
   Cash ..........................................   $   166,550    $   281,449
                                                     -----------    -----------
   Trade accounts receivable .....................     2,055,114      1,990,476
   Less allowance for doubtful accounts ..........      (186,814)      (104,500)
                                                     -----------    -----------
       Net accounts receivable ...................     1,868,300      1,885,976
                                                     -----------    -----------
   Accounts receivable, othe .....................        45,424         60,593
   Inventories:
       Raw materials .............................       346,906        390,607
       Work-in-process ...........................       177,619        207,079
       Finished goods ............................     2,521,060      2,559,813
                                                     -----------    -----------
             Total inventories ...................     3,045,585      3,157,499
                                                     -----------    -----------
   Prepaid expenses ..............................        84,159         19,262
   Current portion of notes receivable
       from related parties ......................          --              893
   Current portion of notes receivable, other ....        21,031         20,342
                                                     -----------    -----------
       Total current assets ......................     5,231,049      5,426,014
                                                     -----------    -----------

Property and equipment, at cost ..................     4,692,507      4,665,178
   Less accumulated depreciation
   and amortization ..............................    (2,614,975)    (2,561,929)
                                                     -----------    -----------
       Net property and equipment ................     2,077,532      2,103,249
                                                     -----------    -----------

Other Assets:
   Long-term notes receivable from
       related parties, net of current portion ...        22,600         22,135
   Long-term notes receivable, other, net
       of allowance for doubtful accounts
       of $10,000 and current portion ............       104,432         99,752
   Other assets ..................................        20,165         29,428
                                                     -----------    -----------
       Total other assets ........................       147,197        151,315
                                                     -----------    -----------

       TOTAL ASSETS ..............................   $ 7,455,778    $ 7,680,578
                                                     ===========    ===========

                          (Continued on following page)

                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------\
                           Balance Sheets, (Continued)

                                                      September 30,    June 30,
                                                          1998          1998
                                                          ----          ----
                                                      (Unaudited)

Liabilities
-----------
Current Liabilities:
    Accounts Payable .............................   $ 1,619,107    $ 1,714,738
    Accrued property taxes .......................        38,889         29,646
    Accrued payroll and related taxes ............       190,877        225,154
    Accrued interest payable .....................         3,746         25,158
    Current portion of long-term payables ........       280,478        300,000
    Current portion of notes payable to
       related parties ...........................        19,522         21,107
    Current portion of capital lease obligation ..         4,660           --
    Other current liabilities ....................        16,384         14,542
                                                     -----------    -----------
       Total current liabilities .................     2,173,663      2,330,345
                                                     -----------    -----------

Other Liabilities:
    Long-term note payable to financial
        institutions net of current portion ......     2,740,392      2,839,823
    Long-term capital lease obligation, net
       of current portion ........................        23,440           --
                                                     -----------    -----------
       Total other liabilities ...................     2,763,832      2,839,823
                                                     -----------    -----------

       TOTAL LIABILITIES .........................     4,937,495      5,170,168
                                                     -----------    -----------

Stockholders' Equity
--------------------
    Preferred stock: $10.00 par value, 400,000
        shares authorized ........................          --             --
    Common stock, $0.01 par value, 15,000,000
        shares authorized; 5,540,661 and 5,530,661
        shares issued and outstanding at
        Sept. 30, 1998 and June 30, 1998 .........        55,406         55,406

    Capital in excess of par value ...............     3,304,629      3,304,629
    Accumulated Deficit ..........................      (792,846)      (800,719)
                                                     -----------    -----------
                                                       2,567,189      2,559,316
    Less 20,264 shares of treasury stock at cost .       (48,906)       (48,906)
                                                     -----------    -----------

       TOTAL STOCKHOLDERS' EQUITY ................     2,518,283      2,510,410
                                                     -----------    -----------

       TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY ......................   $ 7,455,778    $ 7,680,578
                                                     ===========    ===========

                 See accompanying notes to financial statements

                             W W CAPITAL CORPORATION
                             -----------------------
                            Statements of Operations
                                   (Unaudited)

                                                          Three Months Ended
                                                             September 30,

                                                         1998             1997
                                                         ----             ----
Net Sales ....................................     $ 4,021,470      $ 4,181,579
Cost of goods sold ...........................       3,337,910        3,269,215
                                                   -----------      -----------
     Gross profit ............................         683,560          912,364
                                                   -----------      -----------

Operating expenses:
     Selling expenses ........................         300,775          295,140
     General and administrative expenses .....         317,475          347,666
                                                   -----------      -----------
         Total operating expenses ............         618,250          642,806
                                                   -----------      -----------

         Operating earnings ..................          65,310          269,558
                                                   -----------      -----------

Other income (expense):
     Interest income .........................          19,015           24,161
     Interest expense ........................         (82,482)         (84,627)
     Gain (loss) on sale of assets ...........          (1,347)            --
     Gain income (expense), net ..............           7,377           20,974
                                                   -----------      -----------
         Total other income (expense) ........         (57,437)         (39,492)
                                                   -----------      -----------

     Earnings before income taxes ............           7,873          230,066
                                                   -----------      -----------

Provision for deferred income taxes ..........            --               --
                                                   -----------      -----------


     Net earnings ............................     $     7,873      $   230,066
                                                   ===========      ===========

Basic earnings per common share ..............     $      (.00)     $      (.04)
                                                   ===========      ===========

Weighted-average number of
common shares outstanding ....................       5,560,794        5,549,544
                                                   ===========      ===========


                See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)


                                                               Three Months Ended
                                                                  September 30,
                                                                  -------------

                                                                1998        1997
                                                                ----        ----
Cash flows from operating activities:
       Net earnings ....................................   $   7,873    $ 230,066
       Adjustments to reconcile net earnings to net cash
             provided by (used in) operating activities:
       Depreciation and amortization ...................      88,300       98,751
       Loss (gain) on property and equipment ...........       1,347

Changes in assets and liabilities:
       Accounts receivable .............................      28,166     (180,114)
       Inventories .....................................     111,914      137,480
       Other current and non-current assets ............     (55,634)     (50,308)
       Accounts payable ................................     (95,631)    (353,484)
       Accrued expenses and other current liabilities ..     (44,604)       4,854
                                                           ---------    ---------

                 Net cash used in operating activities .      41,731     (112,755)
                                                           ---------    ---------

Cash flows from investing activities:
       Purchase of property and equipment ..............     (35,830)     (45,733)
       Increase in other notes receivable ..............        (690)        --
       Proceeds from other notes receivable ............        --          1,866
       Proceeds from stockholders' notes receivable ....         428        6,689
                                                           ---------    ---------
                 Net cash used in investing activities .     (36,092)     (37,178)
                                                           ---------    ---------


                          (Continued on Following Page)

                             W-W CAPITAL CORPORATION
                       Statements of Cash Flows, Continued
                                   (Unaudited)


                                                             Three Months Ended
                                                                September 30,
                                                                -------------

                                                             1998          1997
                                                             ----          ----
Cash flows from financing activities:
      Payments on notes payable, financial
           Institutions and government entities ......    (120,538)     (75,768)
      Payments on notes payable to affiliates ........        --         (1,435)
      Proceeds from notes payable ....................        --         19,400
                                                         ---------    ---------

      Net cash used in financing activities ..........    (120,538)     (57,803)
                                                         ---------    ---------

      Net decrease in cash ...........................    (114,899)    (207,736)

      Cash at beginning of period ....................     281,449      357,373
                                                         ---------    ---------

      Cash at end of period ..........................   $ 166,550    $ 149,637
                                                         =========    =========

Supplemental disclosures of cash flow information:
      Cash paid during the period for interest .......   $ 103,894    $  93,110
                                                         =========    =========

                See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
------------------------------

      The accompanying unaudited financial statements include the accounts of W-W Capital Corporation (the Company) and its three wholly owned subsidiaries W-W Manufacturing Co., Inc., Titan Industries, Inc., and Eagle Enterprises, Inc. All significant intercompany accounts and transactions have been eliminated.

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01 of Regulation S-X. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles for full-year financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to W-W Capital Corporation's financial statements included in its Annual Report on Form 10-K for the year ended June 30, 1998. In the opinion of management, all adjustments (consisting of normal recurring accrual basis adjustments) considered necessary for a fair presentation have been reflected in the accompanying financial statements. Operating results for the three month period ended September 30, 1998, are not necessarily indicative of the result that may be expected for the year ended June 30, 1999.


NOTE 2 - NET BASIC EARNINGS PER SHARE
-------------------------------------

      The basic earnings per share amount included in the accompanying statement of operations have been computed using the weighted-average number of shares of common stock outstanding and the dilative effect, if any, of common stock equivalents existing during the applicable three month period.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

      The company has a number of related party transactions. See the footnotes to W-W Capital Corporation financial statements for the year ended June 30, 1998, included in its Annual Report on Form 10-K for the nature and type of related party transactions.

      A summary of the related party transactions that effect the Company's statement of operations for the three months ended September 30, 1998 and 1997, respectively, is as follows:

                                       Three Months Ended
                                           December 31,
                                           ------------

Transactions with
Related Parties                         1998       1997
---------------                         ----       ----

Rent expense                          $15,000    $15,000

Interest income                           -          211

Interest expense                         515         665


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

      The business of the Company is carried on within two segments by a number of operating units. The livestock handling equipment segment is composed of W-W Manufacturing (W-W Manufacturing) and Eagle Enterprises (Eagle), and the water and environmental product segment is represented by Titan Industries (Titan).

(A)      Analysis of Results of Operations

      The Company had net earnings of $7,873 for the three month period ended September 30, 1998, as compared to net earnings of $230,066 in 1997. The overall reduction in earnings is attributable to a loss sustained in the livestock equipment segment at the Dodge City location while the water and environmental product segment showed improved earnings.

      Net sales decreased to $4,021,470 for the three months ended September 30, 1998, compared to $4,181,579 for 1997. The following table represents actual sales by segment group.

Sales by segment group:                           Three Months Ended
                                                   September 30,       Increase
                                           1998            1997       (Decrease)
                                           ----            ----       ----------
Livestock Handling Equipment           $2,117,371      $2,363,522    $ (246,151)
Water and Environmental Products        1,904,099       1,818,057        86,042
                                        ---------       ---------    ----------
                 Total Sales           $4,021,470      $4,181,579     $(160,109)
                                        =========       =========     =========

      The sales in the water and environmental product segment increased to $1,904,099 as compared to $1,818,057 for the corresponding period of 1997. The increase of $86,042 is attributable to strong demand for manufactured screens, flush joint, and custom fabricated products. The water well supply aspect of the business continues to remain competitive in pricing and margin, while the advanced techniques developed for slotting perforating and threading offer the company tremendous opportunity for growth. The

Company continues to lead the way with innovative products used in the water, horizontal drilling, waste treatment, and mining industries. New products introduced include Enviroflex well screens used to solve the problem of sedimentation in horizontal wells or drainage screens. The unique feature of the Enviroflex product is a porous polyethylene filter inside the PVC/steel pipe or screen. The benefit of the Enviroflex screen is the installation in bore holes is safer and easier, and it can be joined in a variety of ways. Another new innovation of the Company is the custom mega screen product. This product is an affordable high open area plastic screen with precision drilled round holes. The Company feels the custom nature of this product allowing for short or long length, various hole diameters, and spacing allows it to be used in various applications and markets. Titan's Ver-Ta-Slot product continues to show strong acceptance. This product was developed for heavier wall applications found in landfills, highway construction, and various mining applications. Vertical slotted openings are available in various diameters, schedules, and types of pipe. The Company had developed the Ver-Ta-Slot for all applications and material including belled end, gasket end, plain end, or flush joint material.

      Sales in the livestock equipment segment decreased $246,151 to $2,117,371 for the three months ended September 30, 1998 compared to $2,363,522 in the same period of 1997. The decrease was due to sluggish cattle prices and severe drought conditions throughout the midwest and larger populated cattle states in the south. The Company also experienced problems with labor causing inefficiencies in production therefore delaying shipments to customers. As the Company moved into the fall, orders regained strength and are expected to remain strong throughout the balance of the year. Sales in the rodeo and equine (horse) market continue to show strength and optimistic increases should be realized throughout the year. The Company continued to make improvements to various existing products including the squeeze chutes, headgates, working arenas and horse stalls. The Company is presently working on a new solid sheeted working area and will be introducing several new horse products in the spring of 1999. The Company continues to expand its market area in the west and upper midwest. The east coast market serviced by Eagle (Livingston Tennessee) continues to show improvements, as this market continues to accept and appreciate a higher quality of equipment, replacing the lighter weight products previously offered in this market. As market conditions improve through the winter months and spring of 1999, the Company expects to see improved sales in the cattle related products. The Company expects strong equine and rodeo product sales throughout the balance of the year.

      Gross margins declined for the three month period ended September 30, 1998 to 17% as compared to 18.4% for the year end June 30, 1998, and 21% for the same three month period of 1997. The decrease was realized in the livestock equipment segment due to a decrease in sales related to the poor market and weather conditions. Another factor for the decline in gross margins was due to a significant decrease at the W W Manufacturing plant in Dodge City Kansas due to severe labor shortages and extreme inefficiency in production. Standard product had to be manufactured at its Weatherford Oklahoma plant than shipped to the Dodge City Kansas plant for shipment to the end customer. This resulted in high level of inefficiencies and added freight cost.Gross margins in the water and environmental product segment improved for the three months ended September 30, 1998 as compared to the same period of 1997. The improvements are due to an increase in sales of manufactured and custom fabricated products. The Company has continued to shift its sales efforts to strengthen its custom fabricated products and manufactured products due to higher margins realized on these products. Margins on the resale of water well products continue to be very competitive and the Company is continuing its effort to lower cost on the resale side of the business.

      Operating profit in the water and environmental products decreased slightly during the three months ended September 30, 1998 to $66,867 as compared to $89,525 for the same period of 1997. Profits in the livestock equipment decreased dramatically from $144,942 for the quarter ended September 30, 1998 to

$44,246. The largest decrease in the segment was realized at the Dodge City location due to reasons already discussed. The decline realized at Dodge City was a loss of ($3,001) for the quarter ended September 30, 1998 as compared to an operating profit of $97,360 for the same period of 1997. The Eagle location generated operating profits in 1998 of $47,247 as compared to $47,582 for the same period of 1997.

      Selling expenses as a percentage of sales remained consistent during the quarter ended September 30, 1998 as compared to the same period of 1997. The Company will continue to monitor selling costs as it expands its distributor/dealer base in both segments and promotes its products to the end customer.

      General and administrative expenses declined $30,191 during the quarter ended September 30, 1998 and as a percentage of sales declined to 7.9% from 8.3% in the corresponding quarter of 1997. The decrease is attributable to cost cuts taken at the corporate office and lower expense due to the settlement of various lawsuits.

      Interest expense continues to decline as overall borrowing is reduced. Interest expense decreased to $82,482 during the first quarter ended September 30, 1998, compared to $84,627 during the same period of 1997.

Liquidity and Capital Resources
-------------------------------

      The Company generated profits of $7,873 during the quarter ended September 30, 1998 compared to $230,066 for the same quarter of 1997. The decrease in profits was due to a loss realized in the livestock equipment segment in the Dodge City location. Cash flow was used in operations to substantially reduce accounts payable and bank debt. The Company will continue to improve cash flow and reduce debt and interest expense. The improvement in cash flow will continue to improve as the Company generates profits. Management will continue to monitor inventory levels, improve receivable collections, reduce cost and improve manufacturing efficiencies to insure adequate working capital.

      Subsequent to the end of the quarter the Company successfully negotiated new banking arrangements with Norwest Business Credit Inc. of Colorado. The new revolving line and term loan commitment was for a three year term. These new banking arrangements allows the Company new and enlarged credit facilities to enable the Company the flexibility it needs to allow for sales and inventory growth.

      Based on current conditions in all subsidiaries and general economic conditions, the Company anticipates continuing to make a profit for fiscal 1999. With depreciation expense representing the major fixed non-cash cost, reduced legal fees, and general administrative expense, the Company feels that traditional cash flow will allow the Company to continue to reduce debt in fiscal 1999.

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

       Not Applicable

       Exhibit 27 Financial Data Schedule

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 W W CAPITAL CORPORATION
                                                      (Registrant)

Dated:     December 9, 1998                By:/s/ Steve D. Zamzow
                                              --------------------------------
                                               Steve D. Zamzow, President & CEO




Dated:     December 9, 1998                 By:/s/ Mike Dick
                                               -------------------------------
                                               Mike Dick, Controller