Form 10-Q
period 1998-12-31
W W CAPITAL CORP
filed 1999-05-06
CIK 831253

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For Quarterly Period Ended December 31, 1998

                                       OR
(  )      TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE  ACT OF 1934 For the  transition  period  from ____ to _____

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class                              Number of Shares Outstanding
-------------------                                  at October 27, 1998
   Common stock                                      -------------------
$0.01 Par Value                                           5,540,661

                             W-W CAPITAL CORPORATION

                                      Index
                                      -----

PART I             FINANCIAL INFORMATION                            PAGE NO.
------             ---------------------                            --------

Item 1             Balance Sheets
------             December 31, 1998 and June 30, 1998                  1

                   Statements of Operations
                     Three and Six Months Ended
                     December 31, 1998 and 1997                         3

                   Statements of Cash Flows
                     Six Months Ended
                     December 31, 1998 and 1997                         4

                   Notes to Financial Statements                        6

Item 2             Management's Discussion and Analysis
------               of Financial Condition and Results
                     of Operations                                      7

PART II            OTHER INFORMATION
-------            -----------------

Item 1             LEGAL PROCEEDINGS                                   11
------
Item 2             CHANGES IN SECURITIES                               11
------
Item 3             DEFAULTS UPON SENIOR SECURITIES                     11
------
Item 4             SUBMISSION OF MATTERS TO VOTE OF
------
                   SECURITY HOLDERS                                    11
Item 5             OTHER INFORMATION                                   11
------
Item 6             EXHIBITS AND REPORT ON FORM 8-K                     11
------


                   SIGNATURES                                          12

                          Part 1-FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------
                             W-W CAPITAL CORPORATION
                             -----------------------

                                 Balance Sheets

                                                      December 31,    June 30,
                                                          1998          1998
                                                          ----          ----
                                                      (Unaudited)


Assets
------
Current assets:
     Cash ........................................   $   (90,118)   $   281,449
                                                     -----------    -----------
     Trade accounts receivable ...................     2,128,232      1,990,476
     Less allowance for doubtful accounts ........       (89,296)      (104,500)
                                                     -----------    -----------
         Net accounts receivable .................     2,038,936      1,885,976
                                                     -----------    -----------
     Accounts receivable, other ..................        43,726         60,593
     Inventories:
         Raw materials ...........................       334,763        390,607
         Work-in-process .........................       175,462        207,079
         Finished goods ..........................     2,721,247      2,559,813
                                                     -----------    -----------
              Total inventories ..................     3,231,472      3,157,499
                                                     -----------    -----------
     Prepaid expenses ............................       132,551         19,262
     Current portion of notes receivable
         from related parties ....................          --              893
     Current portion of notes receivable, other ..        21,031         20,342
                                                     -----------    -----------
         Total current assets ....................     5,377,598      5,426,014
                                                     -----------    -----------

Property and equipment, at cost ..................     4,782,428      4,665,178
     Less accumulated depreciation
     and amortization ............................    (2,655,459)    (2,561,929)
                                                     -----------    -----------
         Net property and equipment ..............     2,126,969      2,103,249
                                                     -----------    -----------

Other Assets:
     Long-term notes receivable from
         related parties, net of current portion .        22,600         22,135
     Long-term notes receivable, other, net
         of allowance for doubtful accounts
         of $10,000 and current portion ..........        79,565         99,752
     Other assets ................................        19,261         29,428
                                                     -----------    -----------
         Total other assets ......................       121,426        151,315
                                                     -----------    -----------

     TOTAL ASSETS ................................   $ 7,625,993    $ 7,680,578
                                                     ===========    ===========



                          (Continued on following page)
                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------

                            Balance Sheets, Continued

                                                         December 31,     June 30,
                                                             1998           1998
                                                             ----           ----
                                                         (Unaudited)

Liabilities
Current Liabilities:
     Accounts Payable ................................   $ 1,864,590    $ 1,714,738
     Accrued property taxes ..........................        35,812         29,646
     Accrued payroll and related taxes ...............       202,556        225,154
     Accrued interest payable ........................        16,853         25,158
     Current portion of long-term payables ...........       483,000        300,000
     Current portion of capital lease obligation .....        21,000           --
     Other current liabilities .......................        21,738         14,542
                                                         -----------    -----------
         Total current liabilities ...................     2,645,549      2,309,238
                                                         -----------    -----------

Other Liabilities:
     Long-term note payable, net of current portion ..     2,505,634      2,860,930
     Long-term capital lease obligation, net
         of current portion ..........................        68,617           --
                                                         -----------    -----------
         Total other liabilities .....................     2,574,251      2,860,930
                                                         -----------    -----------

         TOTAL LIABILITIES ...........................     5,219,800      5,170,168
                                                         -----------    -----------

Stockholders' Equity
     Preferred stock: $10.00 par value, 400,000 shares
         authorized                                               --             --
     Common stock, $0.01 par value, 15,000,000
         shares authorized; 5,540,661 shares issued
         and outstanding at Dec. 31, 1998
         and June 30, 1998 ...........................        55,406         55,406
     Capital in excess of par value ..................     3,304,629      3,304,629
     Accumulated Deficit .............................      (904,936)      (800,719)
                                                         -----------    -----------
                                                           2,455,099      2,559,316
     Less 20,264 shares of treasury stock at cost ....      ( 48,906)       (48,906)
                                                         -----------    -----------

         TOTAL STOCKHOLDERS' EQUITY ..................     2,406,193      2,510,410
                                                         -----------    -----------

         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY ........................   $ 7,625,993    $ 7,680,578
                                                         ===========    ===========



                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------

                            Statements of Operations
                                   (Unaudited)

                                                Three Months Ended           Six Months Ended
                                                    December 31,                December 31,
                                                    ------------                ------------

                                                1998           1997           1998           1997
                                                ----           ----           ----           ----
Net Sales ...............................   $ 3,819,669    $ 3,490,659    $ 7,841,139    $ 7,672,238
Cost of goods sold ......................     3,231,425      2,991,378      6,569,336      6,260,747
                                            -----------    -----------    -----------    -----------
      Gross profit ......................       588,244        499,281      1,271,803      1,411,491
                                            -----------    -----------    -----------    -----------

Operating expenses:
      Selling expenses ..................       317,320        288,345        618,094        583,485
      General and administrative expenses       339,061        354,793        656,536        702,305
                                            -----------    -----------    -----------    -----------
           Total operating expenses .....       656,381        643,138      1,274,630      1,285,790
                                            -----------    -----------    -----------    -----------

           Operating earnings (loss) ....       (68,137)      (143,857)        (2,827)       125,701
                                            -----------    -----------    -----------    -----------

Other income (expenses):
      Interest income ...................        16,990         20,282         36,005         44,444
      Interest expense ..................       (70,779)       (86,230)      (153,261)      (170,857)
      Gain (loss) on sale of assets .....         1,500        (71,754)           153        (71,754)
      Other income (expense), net .......         8,336         37,104         15,713         58,077
                                            -----------    -----------    -----------    -----------
           Total other income (expense) .       (43,953)      (100,598)      (101,390)      (140,090)
                                            -----------    -----------    -----------    -----------

      Loss before income taxes .........      ( 112,090)      (244,455)      (104,217)       (14,389)

Provision for deferred income taxes                 --             --             --            --
                                             -----------    -----------    -----------    -----------


      Net loss ..........................   $  (112,090)   $  (244,455)   $  (104,217)   $   (14,389)
                                            ===========    ===========    ===========    ===========


Basic loss per common share .............          (.02)          (.04)          (.02)          (.00)
                                             ===========    ===========    ===========    ===========

Diluted loss per common share ...........          (.02)          (.04)          (.02)          (.00)
                                            ===========    ===========    ===========    ===========

Weighted-average number of
common shares outstanding ...............     5,560,794      5,549,544      5,560,794      5,549,544
                                            ===========    ===========    ===========    ===========


                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------

                            Statements of Cash Flows
                                   (Unaudited)

                                                              Six Months Ended
                                                                December 31,

                                                             1998         1997
                                                             ----         ----

Cash flows from operating activities:
     Net loss .........................................   $(104,217)   $ (14,389)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation and amortization ................     171,077      196,433
         Gain on sale of property and equipment .......        (153)        (600)
         Loss on sale of real estate ..................          --       72,354
                                                          ---------    ---------

     Change in assets and liabilities:
         Accounts receivable ..........................    (152,960)     397,501
         Inventories ..................................     (73,973)   (   8,472)
         Other current and non-current assets .........     (86,254)   (  77,377)
         Accounts payable .............................     149,852     (671,754)
         Accrued expenses and other current liabilities     (17,541)   (  35,969)
                                                          ---------    ---------
              Net cash used in operating activities ...    (114,169)    (142,273)
                                                          ---------    ---------

Cash flows from investing activities:
     Proceeds from sale of property and equipment .....       1,500          600
     Proceeds from sale of real estate ................          --      198,681
     Purchase of property and equipment ...............     (67,906)     (71,615)
     Increase in other notes receivable ...............      (5,771)         --
     Proceeds from other notes receivable .............      25,268        4,232
     Proceeds from stockholders' notes receivable .....         428        9,285
                                                          ---------    ---------
              Net cash provided by (used in) investing
                  activities ..........................   $ (46,481)   $ 141,183
                                                          ---------    ---------

                          (Continued on following page)

                             W-W CAPITAL CORPORATION
                             -----------------------

                       Statements of Cash Flows, Continued
                                   (Unaudited)

                                                                            Six Months Ended
                                                                               December 31,
                                                                               ------------
                                                                            1998         1997
                                                                            ----         ----

Cash flows from financing activities:
     Payments on lines-of-credit ....................................   $    --      $(150,000)
     Payments on notes payable, related parties .....................        --         (2,907)
     Payments on notes payable, financial
         institutions and government entities .......................    (243,805)    (161,476)
     Payment on capital leases ......................................      (7,860)         --
     Proceeds from notes payable ....................................      40,748       19,400
                                                                        ---------    ---------
         Net cash used in financing activities ......................    (210,917)    (294,983)
                                                                        ---------    ---------

     Net decrease in cash ...........................................    (371,567)    (296,073)
     Cash at beginning of period ....................................     281,449      357,373
                                                                        ---------    ---------

     Cash at end of period ..........................................   $ (90,118)   $  61,300
                                                                        =========    =========

Supplemental schedule of non cash investing and financing activities:

     Sold investment in real estate held for sale:
         Receipt of note receivable .................................   $    --      $ 110,000
                                                                        =========    =========


     Installment loans to acquire property
         and equipment ..............................................   $ 128,238    $    --
                                                                        =========    =========


Supplemental disclosures of cash flow information:

     Cash paid during the period for interest .......................   $ 161,567    $ 181,434
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

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles for full-year financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to W-W Capital Corporation's financial statements included in its Annual Report on Form 10-K for the year ended June 30, 1998. In the opinion of management, all adjustments (consisting of normal recurring accrual basis adjustments) considered necessary for a fair presentation have been reflected in the accompanying financial statements. Operating results for the three and six month periods ended December 31, 1998, are not necessarily indicative of the result that may be expected for the year ended June 30, 1999.


NOTE 2 - NET BASIC EARNINGS PER SHARE
-------------------------------------

         The net basic loss per share amount included in the accompanying statement of operations have been computed using the weighted-average number of shares of common stock outstanding and the dilative effect, if any, of common stock equivalents existing during the applicable three and six month periods.


NOTE 3 - RELATED PARTY TRANSACTION
----------------------------------

         The Company has a number of related party transactions. See the footnotes to W-W Capital Corporation financial statements for the year ended June 30, 1998, included in its Annual Report on Form 10-K for the nature and type of related party transactions.

         A summary of the related party transactions that effect the Company's statement of operations for the three and six month periods ended December 31, 1998 and 1997, respectively, is as follows:


                                      Three Months Ended                   Six Months Ended
                                         December 31,                        December 31,
                                         ------------                        ------------
Transactions with
Related parties                    1998               1997               1998               1997
---------------                    ----               ----               ----               ----
Rent expense                    $ 15,000        $    15,000         $   30,000       $     30,000

Interest income                       --                 56                 --                267

Interest expense                     475                629                989              1,293


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

(A)      Analysis of Results of Operations
         ---------------------------------

         The Company incurred net losses of $112,090 and $104,217, for the three and six month periods ended December 31, 1998, as compared to net losses of $244,455 and $14,389 in 1997. The losses are attributable to the normal slowdown in orders in all segments for the holiday season as well as manufacturing inefficiencies and labor problems at the W-W Manufacturing plant.

         Net sales increased to $7,841,139 for the six months ended December 31, 1998, compared to $7,672,238 for 1997. The following table represents actual sales by segment group.

Sales by segment group:                    Three Months Ended             Six Months Ended
                                              December 31,                   December 31,
                                              ------------                   ------------

                                          1998           1997             1998           1997
                                          ----           ----             ----           ----
Livestock Handling Equipment         $2,154,000     $2,012,340       $4,271,371     $4,375,862
Water and Environmental Products      1,665,669      1,478,319        3,569,768      3,296,376
                                      ---------      ---------        ---------      ---------
                                     $3,819,669     $3,490,659       $7,841,139     $7,672,238
                                      =========      =========        =========      =========

         The sales in the water and environmental product segment increased to $3,569,768 as compared to $3,296,376 for the corresponding period of 1997. The increase of $273,392 is attributable to strong demand in the fall months of September and October for its custom manufactured products. In mid-November and December, Titan experienced its usual slowdown in sales during the holiday season. However, the slow down experienced was not as severe as in past years due to steps taken to find new manufactured products to sell during the winter months. As we move into spring and weather improves, sales are expected to be above normal levels. Management will continue to find new products and develop markets that will keep sales at break-even levels and above. The company continues to see strong acceptance of its new products developed and introduced over the past year. These products include Ver-Ta-Slot PVC, Enviroflex well screen, slotted high-density polyethylene pipe and others. The water well supply aspect of the business continues to remain competitive in pricing and margin, while the advanced techniques developed for slotting, perforating, and threading offer the company tremendous opportunity for growth. The Company continues to lead the way with innovative products used in the water, horizontal drilling, waste treatment, and mining industries. New products introduced include Enviroflex well screens used to solve the problem of sedimentation in horizontal wells or drainage screens. The unique feature of the Enviroflex product is a porous polyethylene filter inside the PVC/steel pipe or screen. The benefit of the Enviroflex screen is the installation of bore holes is safer and easier, and it can be joined in a variety of ways. Another new innovation of the Company is the custom mega screen product. This product is an affordable high open area plastic screen with precision drilled round holes. The Company feels the custom nature of this product, allowing for short or long length, various hole diameters and spacing, allows it to be used in various applications and markets. Titan's Ver-Ta-Slot product continues to show strong acceptance. This product was developed for heavier wall applications found in landfills, highway construction, and various mining applications. Vertical slotted openings are available in various diameters, schedules, and types of pipe. The Company has developed the Ver-Ta-Slot for all applications and material including belled end, gasket end, plain end, or flush joint material.

         Sales in the livestock equipment segment decreased $104,491 to $4,271,371 for the six months ended December 31, 1998 compared to $4,375,862 in the same period of 1997. However for the three month period of December 31, 1998, sales are on the increase. As can be seen from the sales chart, sales increased $141,660 for the three months ended December 31, 1998 to $2,154,000 as compared to $2,012,340. This increase is attributable to improved sales in cattle equipment, but more dramatically, sales improved in equine and rodeo equipment. The Company has been aggressively trying to become less dependent on the sale of cattle equipment by improving sales in other equipment.

         The Company has experienced problems with labor in the Dodge City plant causing inefficiencies in production, therefore, delaying shipments to customers. Management has taken steps to improve this by building products at the Weatherford, Oklahoma plant and transferring personnel from the Oklahoma location to the Dodge City plant. The Company is analyzing how to combat the labor problem in the Dodge City plant and is taking all the necessary steps to solve the problems (see discussion related to movement of the plant in the liquidity and capital resources section). New products, as well as product improvements and enhancements, continue to be a top priority for the Company.

         The Company has completed a new solid sheeted working area and will be introducing several new horse products in the spring market. The Company continues to expand its market area in the west and upper midwest. The east coast market serviced by Eagle (Livingston, Tennessee) continues to show improvements, as this market continues to accept and appreciate a higher quality of equipment, replacing the lighter weight products previously offered in this market. As market conditions improve through the winter months and spring of 1999, the Company expects to see improved sales in the cattle related products. The Company expects strong equine and rodeo products sales throughout the balance of the year.

         Gross profit margins declined for the six months ended December 31, 1998 to 16.2% from 18.4% during the same six month period of 1997. The decrease is due to the manufacturing inefficiencies realized at the Dodge City location, which are due to the labor problem previously discussed and the cost related to extra freight and labor required to have the Oklahoma location help production shortfalls of the Dodge City location. Also, there were several large projects and shipments of products that needed reworked and repainted due to quality issues. This led to increased costs which effected the gross margins severely. Margins in the Livingston plant (Eagle) also declined during the three months ended December 31, 1998. This decrease was mainly due to some sales credits given to a dealer that was attributable to a prior year and booked during this period. It is expected that margins in the livestock equipment segment will improve as sales improve in the third quarter. Also, as the quality and labor inefficiencies are improved, the gross profit margins will return to prior levels. Gross margins showed only a slight decline compared to prior periods in the water and environmental product segment. This is due to the cost of introducing new manufactured products and R&D cost related to these products. As the sale of the new manufactured and custom fabricated products improve, the Company should see strengthening gross margins. Margins on the resale of water well products continue to be very competitive and the Company is continuing its effort to lower cost on the resale side of the business. On a Company wide basis, management is reviewing why the margins have dropped along with putting plans in place to reduce manufacturing cost to enable margins to return to normal levels.

         Selling expenses, as a percentage of sales, increased only slightly, from 7.6% in 1997 as compared to 7.9% for the six months ended December 31, 1998. This increase is associated with the development of new products and sales territories in both segments. As sales continue to improve during the spring selling season, selling costs should remain in line with present levels. However, management is planning to increase selling cost to aggressively attack new markets during the summer and fall selling seasons.

         General and administrative expenses declined $45,769 during the six month period ended December 31, 1998, and as a percentage of sales, declined to 8.4% from 9.2% in the corresponding quarter of 1997. The decrease is attributable to cost cuts taken at the corporate and subsidiary level as well as lower expenses due to the settlement of various lawsuits of previous years.

         Interest expense continues to decline as overall borrowings are reduced. The new credit arrangement with Norwest Business Credit has helped reduce cost. Interest rates negotiated with Norwest are on an average 2% lower than those with the previous lender. Interest expense decreased to $153,261 from $170,857 for the six months ended December 31, 1998 as compared to 1997.

         The Company had an operating loss for the six months ended December 31, 1998 of $104,217 as compared to $14,389 for the same period of 1997. However, the Company reduced the loss during its second and traditionally weakest quarter. The loss for the three months ended December 31, 1998 was $112,090 as compared to $244,455 for the same period of 1997. As the Company moves into its strongest period, it is anticipating that the Company will be profitable and surpass previous years.

(B)  Liquidity and Capital Resources
     -------------------------------

         The Company incurred a loss of $104,217 for the six months ended December 31, 1998 as compared to $14,389 for the same period of 1997. The loss for the three months ended December 31, 1998 compared to 1997 has been reduced from $244,455 to $112,090. The Company continues to maintain a positive cash flow of $66,860 even with a realized loss of $104,217 for the period ended December 31, 1998.

         The Company used $114,169 cash in operating activities for the six months ended December 31, 1998 as compared to $142,273 for the same period of 1997. With the increase in sales, the Company used cash to increase accounts receivables $152,960 and inventory increased $73,973. With the continued strong sales demand, management anticipates cash will be used to finance the growth in sales and accounts receivable. The Company is making every effort to maintain current inventory levels as sales increase. Management will continue to work with vendors to find ways of shortening led times and put the pressure of carrying increased inventories for our companies at their locations.

         The Company used net cash of $46,481 from investing activities primarily for the purchase of equipment. The Company had a net reduction of borrowings from financial institutions of $210,917 for the six months ended December 31, 1998, and anticipates overall debt to continue to decrease over the balance of fiscal 1999. In November 1998, management successfully completed new banking arrangements with Norwest Business Credit of Denver. This will allow the Company the necessary capital to continue to grow and meet its obligations. The details of the arrangement calls for a three-year commitment from the Bank on various revolving lines and an equipment line for purchases of equipment.

         To give W-W Manufacturing the opportunity to grow and eliminate its manufacturing and labor deficiencies, management has entered into a letter-of-intent agreement to move the Dodge City location to Thomas, Oklahoma. The agreement calls for the construction of a new 75,000 sq. foot manufacturing facility. The facility will be owned by the City of Thomas and financed through various federal, state, and local grants as well as low interest loans over a twenty year period. The Company will receive various state and local tax incentives and the cost of moving to be provided by the City of Thomas.
Management believes the final agreement will be signed in the spring of 1999 with the expected move date to be December of 1999.

         Management believes that with net cash provided from cash flow, available lines of credit, and funds provided from earnings, it will have adequate sources to meet its current obligations.

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

ITEM 1.         LEGAL PROCEEDINGS
                -----------------

      Not Applicable

ITEM 2.         CHANGES IN SECURITIES
                ---------------------
     Not Applicable

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES
                -------------------------------
     Not Applicable

ITEM 4.         SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
                --------------------------------------------------
     On December 18, 1998, the Company held its annual meeting of stockholders, and the following matters were voted upon.


      A)     Election of Board of Directors which included the following:

             Nominee                     For            Withheld
             -------                     ---            --------
             Millard T. Webster         3,561,303          684,614
             David L. Patton            3,511,365          734,552
             Steve D. Zamzow            3,511,103          734,814
             James H. Alexander         4,198,241           47,676
             Loyd T. Fredickson         4,198,241           47,676

      B) Election of the Company's independent auditors, Brock and Company of Ft. Collins, Colorado.

                       For                Against              Abstained
                       ---                -------              ---------
                    4,185,312              3,395                57,210

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

                                      W W CAPITAL CORPORATION
                                            (Registrant)

Dated:   May 06, 1999              By:/s/ Steve D. Zamzow
                                      -----------------------------------
                                      Steve D. Zamzow,  President  & CEO



Dated:   May 06, 1999              By:/s/ Mike Dick
                                      -----------------------------------
                                      Mike Dick, Controller