Form 10-Q
period 1999-03-31
W W CAPITAL CORP
filed 1999-05-20
CIK 831253

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For Quarterly Period Ended March 31, 1999

                                       OR

(  )      TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 For the transition period from _______ to ______

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class                              Number of Shares Outstanding
-------------------                                   at October 27, 1998
    Common stock                                      -------------------
  $0.01 Par Value                                          5,540,661

                             W-W CAPITAL CORPORATION

                                      Index

PART I           FINANCIAL INFORMATION                           PAGE NO.
------           ---------------------                           --------

Item 1           Balance Sheets
------             March 31, 1999 and June 30, 1998                 1

                 Statements of Operations
                   Three and Nine Months Ended
                   March 31, 1999 and 1998                          3

                 Statements of Cash Flows
                   Nine Months Ended
                   March 31, 1999 and 1998                          4

                 Notes to Financial Statements                      6

Item 2           Management's Discussion and Analysis
------             of Financial Condition and Results
                   of Operations                                    7

PART II          OTHER INFORMATION
-------          -----------------

Item 1           LEGAL PROCEEDINGS                                 11
------
Item 2           CHANGES IN SECURITIES                             11
------
Item 3           DEFAULTS UPON SENIOR SECURITIES                   11
------
Item 4           SUBMISSION OF MATTERS TO VOTE OF
------
                 SECURITY HOLDERS                                  11
Item 5           OTHER INFORMATION                                 11
------
Item 6           EXHIBITS AND REPORT ON FORM 8-K                   11
------


                 SIGNATURES                                        12

                          Part 1-FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                             W-W CAPITAL CORPORATION
                             -----------------------

                                 Balance Sheets

                                                                        March 31,     June 30,
                                                                          1999          1998
                                                                          ----          ----
                                                                      (Unaudited)
Assets
Current assets:
     Cash ........................................................   $   130,726    $   281,449
                                                                     -----------    -----------
     Trade accounts receivable ...................................     1,960,819      1,990,476
     Less allowance for doubtful accounts ........................       (89,326)      (104,500)
                                                                     -----------    -----------
         Net accounts receivable .................................     1,871,493      1,885,976
                                                                     -----------    -----------
     Accounts receivable, other ..................................        43,557         60,593
     Inventories:
         Raw materials ...........................................       351,824        390,607
         Work-in-process .........................................       148,171        207,079
         Finished goods ..........................................     2,843,423      2,559,813
                                                                     -----------    -----------
              Total inventories ..................................     3,343,418      3,157,499
                                                                     -----------    -----------
     Prepaid expenses ............................................       120,032         19,262
     Current portion of notes receivable
         from related parties ....................................          --              893
     Current portion of notes receivable, other ..................        23,162         20,342
                                                                     -----------    -----------
         Total current assets ....................................     5,532,388      5,426,014
                                                                     -----------    -----------

Property and equipment, at cost ..................................     4,802,999      4,665,178
     Less accumulated depreciation
     and amortization ............................................    (2,701,675)    (2,561,929)
                                                                     -----------    -----------
         Net property and equipment ..............................     2,101,324      2,103,249
                                                                     -----------    -----------

Other Assets:
     Long-term notes receivable from
         related parties, net of current portion .................        22,600         22,135
     Long-term notes receivable, other, net
         of allowance for doubtful accounts
         of $10,000 and current portion ..........................        79,753         99,752
     Other assets ................................................        17,503         29,428
                                                                     -----------    -----------
         Total other assets ......................................       119,856        151,315
                                                                     -----------    -----------

     TOTAL ASSETS ................................................   $ 7,753,568    $ 7,680,578
                                                                     ===========    ===========


                          (Continued on following page)
                See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------

                            Balance Sheets, Continued

                                                                        March 31,     June 30,
                                                                          1999          1998
                                                                          ----          ----
                                                                      (Unaudited)
Liabilities
Current Liabilities:
     Accounts Payable ............................................   $ 1,903,461    $ 1,714,738
     Accrued property taxes ......................................        37,668         29,646
     Accrued payroll and related taxes ...........................       262,576        225,154
     Accrued interest payable ....................................        17,132         25,158
     Current portion of long-term notes payable ..................       476,000        300,000
     Current portion of capital lease obligations ................        21,000          --
     Other current liabilities ...................................         7,713         14,542
                                                                     -----------    -----------
         Total current liabilities ...............................     2,725,550      2,309,238
                                                                     -----------    -----------

Other Liabilities:
     Long-term notes payable, net of current portion .............     2,518,873      2,860,930
     Long-term capital lease obligations, net
         of current portion ......................................        63,073          --
                                                                     -----------    -----------
         Total other liabilities .................................     2,581,946      2,860,930
                                                                     -----------    -----------

         TOTAL LIABILITIES .......................................     5,307,496      5,170,168
                                                                     -----------    -----------

Stockholders' Equity
     Preferred stock: $10.00 par value, 400,000 shares
         authorized                                                        --             --
     Common stock,  $0.01 par value, 15,000,000 shares authorized;
         5,540,661 shares issued and outstanding at March 31, 1999
         and June 30, 1998 .......................................        55,406         55,406
     Capital in excess of par value ..............................     3,304,629      3,304,629
     Accumulated Deficit .........................................      (865,057)      (800,719)
                                                                     -----------    -----------
                                                                       2,494,978      2,559,316
     Less 20,264 shares of treasury stock at cost ................       (48,906)       (48,906)
                                                                     -----------    -----------

         TOTAL STOCKHOLDERS' EQUITY ..............................     2,446,072      2,510,410
                                                                     -----------    -----------

         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY ....................................   $ 7,753,568    $ 7,680,578
                                                                     ===========    ===========

                See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------

                            Statements of Operations
                                   (Unaudited)

                                                 Three Months Ended               Nine Months Ended
                                                       March 31,                       March 31,
                                                       ---------                       ---------

                                                   1999            1998            1999            1998
                                                   ----            ----            ----            ----
Net Sales ...............................   $  3,960,721    $  3,565,316    $ 11,801,859    $ 11,237,554
Cost of goods sold ......................      3,211,060       2,907,739       9,780,395       9,168,487
                                            ------------    ------------    ------------    ------------
      Gross profit ......................        749,661         657,577       2,021,464       2,069,067
                                            ------------    ------------    ------------    ------------

Operating expenses:
      Selling expenses ..................        361,355         297,625         979,449         881,110
      General and administrative expenses        301,717         303,968         958,253       1,006,273
                                            ------------    ------------    ------------    ------------

           Total operating expenses .....        663,072         601,593       1,937,702       1,887,383
                                            ------------    ------------    ------------    ------------

           Operating earnings ...........         86,589          55,984          83,762         181,684
                                            ------------    ------------    ------------    ------------

Other income (expenses):
      Interest income ...................         18,184          19,279          54,190          63,723
      Interest expense ..................        (70,469)        (86,089)       (223,731)       (256,946)
      Gain (loss) on sale of assets .....          1,500           8,000           1,653         (63,754)
      Other income (expense), net .......          4,075          18,273          19,788          76,351
                                            ------------    ------------    ------------    ------------
           Total other income (expense) .        (46,710)        (40,537)       (148,100)       (180,626)
                                            ------------    ------------    ------------    ------------

      Earnings (loss) before income taxes         39,879          15,447         (64,338)          1,058

Provision for deferred income taxes .....           --              --              --              --
                                            ------------    ------------    ------------    ------------


      Net earnings (loss) ...............   $     39,879    $     15,447    $    (64,338)   $      1,058
                                            ============    ============    ============    ============


Basic earnings (loss) per common share ..            .01             .00            (.01)            .00
                                            ============    ============    ============    ============

Diluted earnings (loss) per common share             .01             .00            (.01)            .00
                                            ============    ============    ============    ============

Weighted-average number of
common shares outstanding ...............      5,560,794       5,549,544       5,560,794       5,549,544
                                            ============    ============    ============    ============

                See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------

                            Statements of Cash Flows
                                   (Unaudited)

                                                                  Nine Months Ended
                                                                       March 31,

                                                                 1999           1998
                                                                 ----           ----
Cash flows from operating activities:
     Net earnings (loss) ...............................   $   (64,338)   $     1,058
     Adjustments to reconcile net earnings (loss)
         to net cash provided by (used in) operating
         activities:
         Depreciation and amortization .................       253,228        272,413
         Gain on sale of property and equipment ........        (1,653)        (8,600)
         Loss on sale of real estate ...................           --          72,354
     Change in assets and liabilities:
         Accounts receivable ...........................        14,483        100,811
         Inventories ...................................      (185,919)        54,789
         Other current and non-current assets ..........       (71,808)       (76,829)
         Accounts payable ..............................       188,723       (605,105)
         Accrued expenses and other current liabilities         30,589         11,363
                                                           -----------    -----------
              Net cash provided by (used in)
                  operating activities .................       163,305       (177,746)
                                                           -----------    -----------

Cash flows from investing activities:
     Proceeds from sale of property and equipment ......         3,000            600
     Proceeds from sale of real estate .................           --         198,681
     Purchase of property and equipment ................       (74,363)       (91,682)
     Increase in other notes receivable ................        (8,090)          --
     Proceeds from other notes receivable ..............        25,268          4,793
     Proceeds from stockholders' notes receivable ......           428          9,285
                                                           -----------    -----------

              Net cash provided by (used in) investing
                  activities ...........................   $   (53,757)   $   121,677
                                                           -----------    -----------

                          (Continued on following page)

                             W-W CAPITAL CORPORATION
                             -----------------------

                       Statements of Cash Flows, Continued
                                   (Unaudited)

                                                                  Nine Months Ended
                                                                       March 31,
                                                                       ---------
                                                                 1999           1998
                                                                 ----           ----
Cash flows from financing activities:
     Payments on lines-of-credit .......................   $      --      $  (150,000)
     Payments on notes payable, related parties ........          --           (4,415)
     Payments on notes payable, financial
         institutions and government entities ..........    (4,040,485)      (241,858)
     Payments on capital leases ........................       (13,405)          --
     Proceeds from notes payable .......................     3,793,619         19,400
                                                           -----------    -----------
         Net cash used in financing activities .........      (260,271)      (376,873)
                                                           -----------    -----------

     Net decrease in cash ..............................      (150,723)      (432,942)
     Cash at beginning of period .......................       281,449        357,373
                                                           -----------    -----------

     Cash at end of period .............................   $   130,726    $   (75,569)
                                                           ===========    ===========


Supplemental disclosures of cash flow information:
    Cash paid during the period for interest ...........   $   231,757    $   264,571

     Sold investment in real estate held for sale:
         Receipt of note receivable ....................   $      --      $   110,000


     Treasury stock acquired in sale of property .......   $      --      $    30,000


     Installment loans to acquire property and equipment   $   178,287    $      --

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

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles for full-year financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to W-W Capital Corporation's financial statements included in its Annual Report on Form 10-K for the year ended June 30, 1998. In the opinion of management, all adjustments (consisting of normal recurring accrual basis adjustments) considered necessary for a fair presentation have been reflected in the accompanying financial statements. Operating results for the three and nine month periods ended March 31, 1999, are not necessarily indicative of the result that may be expected for the year ended June 30, 1999.


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

         A summary of the related party transactions that effect the Company's statement of operations for the three and nine months ended March 31, 1999 and 1998, respectively, is as follows:

                                   Three Months Ended         Nine Months Ended
                                         March 31,                 March 31,
                                         ---------                 ---------
Transactions with
Related parties                     1999         1998         1999         1998
---------------                     ----         ----         ----         ----
Rent expense ...............      $15,000      $15,000      $45,000      $45,000

Interest income ............         --           --           --            267

Interest expense ...........          434          592        1,423        1,885


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

(A)      Analysis of Results of Operations
         ---------------------------------

         The Company incurred a net profit of $39,879 and a net loss of $(64,338), for the three and nine month periods ended March 31, 1999, as compared to net profits of $15,447 and $1,058 in 1998.

         Net sales increased to $11,801,859 for the nine months ended March 31, 1999, compared to $11,237,554 for 1998. The following table represents actual sales by segment group.

Sales by segment group:                       Three Months Ended                    Nine Months Ended
                                                   March 31,                            March 31,
                                                   ---------                            ---------

                                              1999              1998                1999              1998
                                              ----              ----                ----              ----
Livestock Handling Equipment          $    2,401,772     $   2,330,670     $     6,673,142    $    6,706,532
Water and Environmental Products           1,558,949         1,234,646           5,128,717         4,531,022
                                           ---------         ---------           ---------         ---------
           Total Sales                $    3,960,721     $   3,565,316     $    11,801,859    $   11,237,554
                                           =========         =========          ==========        ==========

The sales in the water and environmental product segment increased to $5,128,717 as compared to $4,531,022 for the corresponding period of 1998. The increase of $597,695 is attributable to strong demand in the new manufactured and custom fabricated products. Titan experienced its usual slow down during the holiday season and the cold months of January and February. However, due to steps taken to avoid this usual slow down and a mild winter season, Titan has experienced strong sales through the nine months ended March 31, 1999. As weather improves and we move into the normal strong selling season of spring, Titan is expecting to see sales reach all time levels. The company continues to see strong acceptance of its new products developed and introduced over the past year. These products include Ver-Ta-Slot PVC, Enviroflex, mega-screen, and slotted high-density polyethylene pipe. These products have allowed Titan the opportunity to go into non-traditional water well markets such as horizontal drilling, landfills, highway construction and various mining applications. During the last quarter, Titan has developed a new hand back-up water pump which has shown strong acceptance. With these new products, market improvements, and Titan's commitment to quality and service, the Company is anticipating strong sales throughout the spring, summer and fall selling seasons. Titan will continue to expand into new markets through its efforts to establish new distributors and manufacturing representation in all areas of the country. By continually concentrating expansion in the south, east, and the west coast, Titan should not be effected by weather and economies so as to eliminate major impacts on sales.

Sales in the livestock equipment segment decreased slightly to $6,673,142 for the nine months ended March 31, 1999 as compared to $6,706,532 for the same period of 1998. This decrease of $33,390 was attributable to low cattle prices and poor performance at the Dodge City plant during the first and second quarters of the current fiscal year. Sales have rebounded and increased to $2,401,772 for the three month period of January 1 through March 31, 1999 as compared to $2,330,670 for the same period of 1998. The Company's efforts to expand into products such as equine (horse) equipment, expand rodeo equipment sales, and continue to emphasize its special product sales has allowed for sales to increase while realizing a relatively flat cattle market. Sales increased at the Eagle plant to $2,084,040 for the nine months ended March 31, 1999 as compared to $1,824,090 for the same period of 1998. Sales at W-W Manufacturing (Dodge City plant) decreased to $4,857,163 from $5,128,060 for the same nine month period ended March 31, 1999 and 1998 respectively. The livestock equipment segment did feel a slight slow down of sales during the normal holiday period and into January and February, however, orders have increased significantly during late winter and early spring. Based on present conditions, the Company anticipates sales and profits to remain strong throughout fiscal 1998-1999. The Company is presently working on several new products to be introduced during the spring and fall markets. Product improvements to existing products have been made including squeeze chutes and headgates which have been another factor in the recent increase in sales. These improvements and new product introductions have allowed the Company to gain acceptance with new customers, and into markets not normally serviced by the Company. The Company is currently negotiating with several new customers to take on the Company product line and has seen strong interest at trade shows from new customers not presently carrying our product line. The east coast market serviced by Eagle continues to show improvement, as this market continues to accept and appreciate a higher quality of equipment, replacing the lighter weight products previously offered in this market. The cow-calf operator, which is the largest segment of the eastern market, has learned the value in having heavy working equipment. The eastern market has seen the most significant improvements in the rodeo and equine equipment lines based on present market conditions. The livestock handling equipment segment should see strong sales and improved profits throughout the balance of the current fiscal year.

Gross margins started to show improvement for the three month period of January through March of 1999 as compared to the same period of 1998. However, margins for the nine months ended March 31, 1999 decline to 17.1% as compared to 18.4% for the same period of 1998. The nine month decline is due to a sluggish start in the livestock equipment segment during the first six months of the year, and an overall decline in the water and environmental segment.

The gross profit margin in the livestock segment has declined from 19.6% for the nine months ended March 31, 1998 to 17.8% in 1999. This decline was due to a poor cattle market in the beginning of the current fiscal year and poor production efficiencies at the Dodge City plant. Margins and operating profits continue to improve at the Eagle plant showing an improved gross profit to $291,760 for the nine months ended March 31, 1999 as compared to $238,977 for the same period of 1998. Operating profits for the nine months ended March 31, 1999 were relatively the same as compared to the same period of 1998. This is due to an increased allocation of selling expenses previously absorbed by the Dodge City plant. Had these expense allocations remained the same as in previous years, operating profits would have improved. While overall operating profits in the livestock equipment segment have fallen to $183,166 for the nine months ended March 31, 1999 as compared to $323,333 for the same period of 1998, profits improved for the three month period of January through March of 1999 as compared to the same three month period of 1998. The steps being taken to deal with the labor shortages in Dodge City have lead to improved production efficiencies which has lead to the improved margins and profits for the past three months ended March 31, 1999.

Gross margins in the water and environmental segment decreased from 16.4% in 1998 to 15.3% in 1999. This decrease is due to increased cost of labor and materials in the production of Titan's manufactured products. Profits in the water and environmental segment have slightly decreased to $52,208 for the nine months ended March 31, 1999 as compared to $66,785 for the same period of 1998. Presently, the Company is seeking other high margin products and reviewing other ways to reduce manufacturing cost to enable margins to improve to previous year levels. While Titan normally realizes a downturn during the third quarter of each fiscal year, the steps taken to reduce this downturn have helped to maintain at least break-even sales and margin levels for the quarter. Titan is continuing to develop markets and products that will improve sales during this slow period , therefore allowing the Company to be profitable during all periods of the year.

Selling expenses as a percentage of sales increased from 7.8% in 1998 to 8.2% in 1999. While this increase is only slight, it shows a trend that the Company is going to increase its efforts to gain market share in both segments. This increase is due to the increased cost of marketing new products developed by both segments of the Company. Increased cost is being realized in travel cost and product literature in relation to the new products developed. Other expenses such as trade show expense has shown increases due to the increasing expenses of attending these shows. The efforts of expanding market areas has also increased selling expenses and will continue to increase as aggressive efforts to expand market share are realized. Management will continue to evaluate selling expenses to find ways to keep costs in line, as we continue to grow with new products and market share.

General and administrative expenses decreased $48,020 for the nine months ended March 31, 1999. The decrease as a percentage of sales went from 9.0% in 1998 to 8.1% in 1999. This decrease is due to lower expenses realized in the livestock equipment segment and at corporate headquarters. General and administration expenses remained fairly steady in the water and environmental segment, but actually decreased as a percentage of sales due to the increase in sales in this segment. The Company is continually seeking ways of lowering general and administration expense through the use of centralization, job realignment, and line-by-line expense reductions.

Interest expense continues to decline as overall borrowing is reduced. Interest expense decreased to $223,731 during the nine month period ended March 31, 1999 as compared to $256,946 for the comparable period of 1998. With the new banking arrangement reached during the second quarter with Norwest Business Credit, the Company has seen lower costs associated with this arrangement. As profits continue and cash flow improves, the Company plans to reduce debt, therefore reducing overall interest expense.

(B)  Liquidity and Capital Resources
     -------------------------------

The Company incurred a loss of $64,338 for the nine months ended March 31, 1999 compared to a profit of $1,058 for the same period of 1998. However, the three month period of January 1 through March 31, 1999 showed a profit of $39,879 as compared to $15,447 for the same period of 1998. A substantial portion of the year-to-date loss from operations was incurred during the first half of the current fiscal year. The Company continues to maintain a positive cash flow of $188,890, even with sustaining a loss for the nine months. With orders improving during the spring markets and strong market conditions existing, the Company anticipates returning to profitability during the last quarter of the fiscal year. The Company had net cash provided from operations of $163,305 as a result of an increase in inventories, other assets and an increase in accounts payable.

The Company used cash in investing activities for the purchase of new property and equipment, and a reduction in other notes receivable. Cash used in financing activity resulted in a net decrease in borrowings of $260,271 for the nine months ended March 31, 1999, and anticipates overall debt to continue to decrease over the balance of fiscal 1999. In November 1998, management successfully completed new banking arrangements with Norwest Business Credit of Denver. This will allow the Company the necessary capital to continue to grow and meet its obligations. The details of the arrangement calls for a three-year commitment from the bank of various revolving lines and an equipment line for purchase of equipment.

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

                                      W W CAPITAL CORPORATION
                                                       (Registrant)

Dated: May 17, 1999                   By: /s/ Steve D. Zamzow
                                         ----------------------------------
                                      Steve D. Zamzow,  President  & CEO



Dated:   May 17, 1999                 By: /s/ Mike Dick
                                         -----------------------------------
                                      Mike Dick, Controller