Form 10-K
period 1999-06-30
W W CAPITAL CORP
filed 1999-10-21
CIK 831253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

 _X_ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Fiscal year ended June 30, 1999 or
                                    -------------

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


          For the Transition period from ____________ to ____________

Commission File No.: 0-17757


                             W W CAPITAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                         93-0967457
             ------                                         ----------
(State or other jurisdiction of                           (IRS Employer
   incorporation of organization)                      Identification No.)

3500 JFK Parkway, Suite 202
Ft. Collins, Colorado                                        80525
--------------------------------------------------------------------------------
(Address of principal                                      (Zip Code)
executive office)

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

                        Yes   X                          No
                        --------                      --------

The aggregate market value of the voting stock held by non-affiliates of the Company on October 15, 1999 (2,448,479 shares of common stock) was $154,245 based on the average of the bid and asked prices ($0.063 per share) as quoted on the over the counter market.

The number of shares outstanding of each of the Company's sales of common stock, as of October 15, 1999 was:

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

During October 1998, the Board of Directors unanimously approved the merger of W-W Manufacturing and Eagle Enterprises into one legal entity.

(b)               Financial Information About Industry Segments
                  ---------------------------------------------

The business of the Company is carried on within two segments by three operating units, each with its own organization. The management of each operating subsidiary unit has responsibility for product development, manufacturing, marketing and for achieving a return on investment in accordance with the standards and budgets established by W W Capital. Overall supervision, coordination and financial control are maintained by the executive staff from the corporate headquarters located at 3500 JFK Parkway, Suite 202, Ft. Collins, Colorado. As of June 30, 1999, the Company and its segments had approximately 170 employees. The reader is referred to Item 7, Management's Discussion, and Analysis of Financial Condition and Results of Operations and notes to the Company's Financial Statements for certain financial information regarding these segments.

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

This division generated 55.6% of total corporate sales in 1999 compared to 57.7% for fiscal 1998.

Principal Products, Markets and Distribution
--------------------------------------------

The Livestock Handling group manufactures a broad line of cattle handling, equine (horse), and rodeo equipment and containment systems. Farmers, ranchers, rodeos, county fairs, veterinarians, and universities use this equipment. Presently with its 55-year-old history W-W Manufacturing the primary subsidiary of this segment, is well recognized in the industry as the leader in production of livestock equipment. With the acquisition of Eagle Enterprises, October 1992, the Company has experienced growth with this segment. Eagle had manufactured all types of livestock feeding equipment and various containment systems similar to that manufactured by W-W Manufacturing. The Eagle line of products is primarily distinguished from W-W Manufacturing's products by a purchase decision that is primarily motivated/driven by pricing considerations.

Since the purchase of Eagle, the Company eliminated some of its line of feeding equipment which had not been profitable. By elimination of these products, Eagle has the manufacturing capacity to produce the majority of W-W Manufacturing line of products, thus improving its delivery time to Dealer/Distributors in the east, and southeastern United States. The Eagle plant was realigned to complement the W-W Manufacturing line of products and all products will be sold under the W-W Manufacturing name. This is significant since the W-W Line has a long-term (55 years) reputation as an industry leader and manufacturing of quality equipment. Now that the W-W Manufacturing line is manufactured at Eagle, Eagle has reintroduced a redesigned feeding line to meet customer needs and enabling Eagle to produce it profitably. This reintroduction has helped Eagle reclaim sales levels that were lost when the feeding line was dropped as well as pick up new sales from customers previously handling the W-W Manufacturing line only. The redesigned feeding line has been introduced into the Midwest and west markets and is now being manufactured at W-W Manufacturing. Feed equipment has proven to be a lower margin product line but continues to sell during depressed market conditions and is used as a lead in product to gain new customers acceptance for the traditional higher margin W-W working equipment line.

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

Cost of distribution of products has and will continue to be a problem for the customers and the Company. To help lower this cost the Company needs to continue to find ways to fill trucks with a variety of products. With the reintroduction of the feed equipment, and other horse related products, the Company believes these products will help reduce its distribution cost and provides its customer the opportunity to carry more items with less depth of inventory.

Management believes these developments are key to the success of the Company's future expansion, and intends to continue to increase its Dealer/Distributor network vigorously. Demonstration, seminars and special design will continue to be offered and special discounts given to principal distributors for volume purchases.

Raw Materials and Facilities
----------------------------

The manufacture of livestock handling equipment requires various sizes of steel, tubing, and other related steel products. The products necessary for fabrication of equipment are purchased from numerous steel companies, and the Company has experienced no difficulties in obtaining adequate supplies. The divisions of this segment are located as follows: W-W Manufacturing, the largest by sales volume of the three divisions, is located at 2400 East Trail Street, Dodge City, Kansas. Eagle Enterprises, is located at 175 Windle Community Road, Livingston, Tennessee. The Hydraulic Chute division is located at 401 Loomis Rd., Weatherford, Oklahoma.

Competition
-----------

The Company encounters competition in varying degrees in both cattle handling and equine product lines. Competitors are primarily domestic producers of similar products. These companies compete in price, delivery schedules, quality, product performance, and other conditions of sales. During 1999 and 1998, management invested in new equipment, did extensive training, scheduled many live demonstrations, improved plant efficiencies, introduced new product improvements and new products, in order to maintain its competitive edge.

Strategy for Growth
-------------------

Growth is anticipated in two areas. First, the Company will continue to expand the distributor/dealer network and expand into the upper midwest and west. However, this area for growth will be constrained by availability of capital resources and continuing good market conditions.

Diversification into related product areas now served by the Company could afford a second area for growth. Management believes W-W Manufacturing's 55 year old reputation for quality, as well as for introducing new innovations into existing products, has positioned the Company ideally as a marketer for new products of its own as well as other companies' products.

                      WATER AND ENVIRONMENT PRODUCTS GROUP
                      ------------------------------------

The water and environmental products group consists of Titan Industries of Paxton, Nebraska with distribution locations in Dodge City, Kansas and its division, Wholesale Pump and Supply in Oklahoma City, Oklahoma. This group accounts for 44.4% of total corporate sales for the fiscal year 1999. This compared with 42.3% in fiscal year 1998.

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

The subsidiary of this segment owns its headquarters and manufacturing facilities which consists of 25,000 square feet located in Paxton, Nebraska. The Company also has two other distribution points located in Dodge City, Kansas and Oklahoma City, Oklahoma (Wholesale Pump and Supply).

Competition
-----------

The water well supply division of Titan experiences a high degree of competition and only sells within a close proximity to its three distribution points. The environmental products consisting of well screen flush jointed pipe, and new horizontal drilling products have achieved a unique position in their various markets. These products encounter some degree of competition, but due to their unique design and availability of production Titan, maintains a market dominance in this area, throughout the United States. The Company continues to invest in new equipment to enhance production and improve delivery time. Since the completion of the facility the Company has enjoyed new customer growth across the country.

Strategy for Growth
-------------------

Growth is anticipated in several areas. First, distributor demand for the Company's existing product lines has continued to remain strong as more and more distributors around the country have become aware of Titan's quality and reliability of delivery. The Company has significantly improved sales of larger diameter pipe with the manufacturing equipment added during the mid 1990's. Since gross profit margins increase in direct proportion to pipe diameter size, this new equipment should continue to enhance profitability. With the addition of Wholesale Pump and Supply in Oklahoma City, Oklahoma, growth to the south, southeast, and southwest has been greatly improved. The Company anticipates significant additional increases in these areas due to the ease and speed of delivery. Second, the Company continues to increase marketing its products to governmental agencies as they expand the Environmental Protection Agency guidelines for testing of ground water. Third, the Company has been investigating and developing new slotting techniques using high-density polyethylene pipe for use in the horizontal drilling industry. This product is being used extensively by landfills and in other waste treatment applications. The Company has also expanded its market in custom fabrication of products used for filtration, drainage, dewatering, and various construction applications. An improved version of Enviroflex has already added to the very encouraging market acceptance that it has enjoyed. The Company feels that this product, along with the responsiveness to market demands for various custom applications, should provide excellent opportunities for growth. Recent developments in the mining industry show that there is a significant market for Titan's products and the sales/marketing departments are pursuing several key distribution outlets to more effectively distribute its line of products within this market sector.

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

Dependence Upon a Single Customer
---------------------------------

Not Applicable

Dollar Amount of Backlog Orders
-------------------------------

Backlog in the livestock handling equipment group was $1,210,000 in 1999 as compared to $428,000 in 1998. This increase from 1998 is due to general improvement in cattle market conditions and the introduction of new equine equipment and special projects. This is expected to improve as we move into the fall season.

The water and environmental products showed a backlog increase from $347,000 in 1998 to $375,000 on June 30, 1999. This increase is due to larger demand for manufacturing goods. Substantially all the backlog is expected to be realized as sales during the first quarter of the 1999 fiscal year.

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

Compliance with Environmental Controls
--------------------------------------

The Company faces various issues with the EPA regarding its paint systems within the livestock equipment segment of the business. The problems with the Dodge City, Kansas and Weatherford, Oklahoma plants will be solved with the powder coat paint system being installed in the new plant in Thomas, Oklahoma. In the (Eagle) plant located in Livingston, Tennessee, the Company has been issued a temporary paint operating permit through December 31, 2000. By that time, the Company has to be compliant with the VOC's and HAP's emitted due to the present flow coat paint system. Over the past year, management has worked with various paint suppliers to come up with a solution that will solve the problem of emissions in the air and meet the governmental guidelines. The first step taken was to change the present paint to a water soluble paint, thereby lowering the VOC's to an acceptable level. The second stage is to locate and install a powder coat system by December 31, 2000. At the present time, management feels this can be accomplished and the cost of this paint system will be approximately $250,000. The Company is presently working on financing this project through various state and local agencies and feels it will be in total compliance by December 31, 2000. To the best of its knowledge, the Company believes that it is presently in substantial compliance with all existing environmental laws.

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

The water and environmental products group conducts its primary operations at Highway 30, Paxton, Nebraska, in a facility which consists of general offices, manufacturing facilities and open storage areas. This facility is approximately 25,000 square feet on 10.1 acres of land. The Company also has a distribution facility at 11555 S. Hwy 283, Dodge City, Kansas. The Company owns both of the aforementioned locations. Titan leases a third distribution facility for its division, Wholesale Pump and Supply located at 1203 SE Grand Blvd, Oklahoma City, Oklahoma. The facility consists of approximately 10,000 square feet of space, and is rented on a month to month basis for $1,500 per month.

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

Item 4.           Submission of Matters to a Vote of Security Holders
-------           ---------------------------------------------------

No matters were submitted for a vote of security holders of the Company during the fourth quarter of the fiscal year ended June 30, 1999.

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
-------           Matter
                  -------------------------------------------------------------

Market Information
------------------

Quarter ended                            High Bid                    Low Bid
-------------                            --------                    -------
September 30, 1997                        $0.230                     $0.230
December 31, 1997                          0.180                      0.180
March 31, 1998                             0.130                      0.130
June 30, 1998                              0.188                      0.130

September 30, 1998                       $ 0.150                     $0.130
December 31, 1998                          0.150                      0.063
March 31, 1999                             0.313                      0.063
June 30, 1999                              0.063                      0.063

The Company's Common Stock is listed on the over-the-counter market and trades under the symbol "WWCL".

Holders
-------

As of October 15, 1999 the Company had approximately 610 record holders of its common stock, not including some individuals holding shares in street name.

Dividends
---------

The Company did not pay dividends during 1999 or 1998 and does not intend to pay cash dividends in the foreseeable future. The management of the Company intends, for the present, to retain all available funds for the development of its business. Additionally, certain of the Companies' loan covenants prohibit the paying of dividends.

Item 6.           Selected Financial Data
-------           -----------------------

                                                  Year ended June 30
----------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
---------------------
                             1999          1998           1997          1996          1995
Net Sales ...........    16,387,043     15,576,140    15,072,285    14,512,234     15,563,461
Gross Profit Margin .     3,084,962      2,867,106     2,859,843     2,412,831      3,071,783
Operating Earnings ..       303,671        247,454       349,922      (461,213)        26,172
(Loss)
Interest Expense ....       293,632        340,182       374,522       382,901        384,391
Operating Expense ...     2,786,291      2,619,652     2,509,921     2,874,044      3,045,611
Net Earnings (Loss) .       104,808         87,420        28,120      (717,799)      (405,987)

PER SHARE DATA
--------------
Earnings ............           .02            .02     (A)  .00           (.13)          (.07)

Dividends per Common            .00            .00          .00            .00            .00
Share

Weighted Average ....     5,540,661      5,560,794     5,549,544     5,530,661      5,449,993
Shares Outstanding

FINANCIAL CONDITION
-------------------
Total Assets ........     8,220,792      7,680,578     8,679,093     8,893,908      9,547,517
Fixed Assets (Net) ..     2,073,919      2,103,249     2,296,363     2,601,594      2,801,530
Long-Term Debt ......     2,971,628      2,860,930       577,074     1,927,267      1,830,730
Stockholders Equity .     2,615,218      2,510,410     2,452,990     2,424,240      3,142,039
Working Capital (1)       3,396,955      3,116,776       289,203     1,284,898      1,083,808
Current Ratio (2)              2.29           2.35          1.05          1.28           1.24

A.       Less than .01 cent

(1) The year ended 1997 reflects a classification of debt from long-term to current due to the renewal of Bank lines less than one year.

         The year ended 1998 reflects a reclassification of debt from short-term to long-term due to the renewal of its bank lines for longer than one year.

(2)      Percent of current assets to current liabilities.

Item 7.        Management's  Discussion and Analysis of Financial  Condition and
-------        Results of Operations
               -----------------------------------------------------------------


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

                                      1999                      1998                      1997
                                      ----                      ----                      ----
Livestock Handling Equipment    $  9,108,446       55.6%  $  8,988,175       57.7%  $  8,170,971       54.2%
Water and Env'l Products ....      7,278,594       44.4      6,587,965       42.3      6,901,314       45.8
                                ------------      -----   ------------      -----   ------------      -----
Total Revenues ..............     16,387,043      100.0     15,576,140      100.0     15,072,285      100.0
                                ------------      -----   ------------      -----   ------------      -----
Cost of Revenues ............     13,302,081       81.2     12,709,034       81.6     12,212,442       81.0
                                ------------      -----   ------------      -----   ------------      -----
Gross Profit ................      3,084,962       18.8      2,867,106       18.4      2,859,843       19.0

Selling, General, and
Administrative Expense ......      2,781,291       17.0      2,619,652       16.8      2,509,921       16.7
                                ------------      -----   ------------      -----   ------------      -----
Operating Earnings ..........        303,671        1.8        247,454        1.6        349,922        2.3
Other Income (Expense) ......         94,769        0.6        180,148        1.2         52,720        0.4
Interest Expense ............       (293,632)      (1.8)      (340,182)      (2.2)      (374,522)      (2.5)
                                ------------      -----   ------------      -----   ------------      -----
Earnings Before Income Taxes         104,808        0.6         87,420        0.6         28,120        0.2

Income Taxes Net ............           --          0.0           --          0.0           --          0.0
                                ------------      -----   ------------      -----   ------------      -----
Net Earnings ................   $    104,808        0.6%  $     87,420        0.6%  $     28,120        0.2%
                                ============      =====   ============      =====   ============      =====

Depreciation and Amortization   $    352,246        2.1%  $    394,230        2.5%  $    408,561        2.7%
                                ============      =====   ============      =====   ============      =====

Fiscal Year Ended June 30, 1999 Compared to Fiscal Year Ended June 30, 1998.

The Company had net earnings of $104,808 in 1999, as compared to $87,420 for 1998. After showing a net loss of $104,217 through the first half of the fiscal year, the Company made a profit of $39,879 during the third quarter ended March 31, 1999 and $169,146 for the fourth quarter ended June 30, 1999. The improved sales and profits were realized in both segments, however, the largest increase was achieved in the livestock equipment segment due to improved market and weather conditions over the first half of the year. Another factor contributing to the improvement was the market acceptance of new products introduced by both segments over the last six months of the fiscal year.

Total sales increase $810,903 or 5.2% to $16,387,043 in fiscal 1999 as compared to $15,576,140 in fiscal 1998. Total sales in the livestock equipment segment increased by $120,271 to $9,108,446. While sales in this segment increased overall, sales at W-W Manufacturing in Dodge City, Kansas decreased by $195,573 while sales at the Livingston Tennessee plant increased by $315,844. Sales in the water and environmental products segment increased by $690,632 to $7,278,597. During fiscal 1999, the sales increase was due to the continued growth in custom fabrication, various manufactured pipe products and an overall increase in PVC pipe prices. The Company has also experienced growth because of the continued efforts of the sales staff to expand its present and new market areas. Additional growth was realized in the west, primarily California, where record sales of slotted and perforated pipe were reached. The Company spent considerable time working the upper-midwest market by having to increase its sales and show participation in that area. The results of this effort is clearly apparent in sales. Other areas that have seen moderate increases include the southeast and south regions. These sales and marketing efforts have helped the Company achieve better than break-even sales levels during the traditionally slow winter months. During the last half of the fiscal year, management has taken steps to increase sales in its Oklahoma City distribution location, formerly known as Wholesale Pump. Since purchasing Wholesale Pump, the Company has realized a drop in sales volume. This was primarily due to a reduction in environmental sales, which traditionally was a strong part of that business. The Company has added some new product lines to its wholesale products thus enabling the Company to be more competitive in the Oklahoma market area. Titan continues to be a leader in supplying slotted and perforated pipe to all aspects of the horizontal drilling, waste treatment, mining, and environmental industries. As the Company moves into fiscal 2000, it plans on continuing its aggressive sales efforts in new market areas and expanding distribution of its manufactured product line. The Company maintains that its current and future success will carry on based on Titan's ability to provide service and delivery to customers throughout all its market areas.

Sales in the livestock equipment segment started out very sluggish due to extreme drought conditions in the southwest and low cattle prices during the first half of fiscal 1999. As the Company moved into the last half of the year, market conditions improved and the introduction of new equine products created stronger customer demand. Sales improved dramatically in the eastern market due to an existing customer purchasing one of their competitors that was not handling the W-W line of equipment. Also, the eastern market continues to become more familiar with stronger and heavier equipment that W-W produces and the demand for this equipment continues to improve. Sales in the W-W Manufacturing Dodge City plant decreased, as mentioned earlier, due to extreme dry conditions during the first quarter and production inefficiencies attributable to a shortage of labor in the local area. Labor continues to be a major problem for the Dodge City plant. With no unemployment in the area, it has been difficult to find adequate employees to fill all the manufacturing jobs on a regular basis. The labor problem has caused the Company a backlog of orders larger than is desirable and distributors/dealers have been concerned with the shipments. In order for the Company to meet demand and keep up with the aggressive marketing plan, the Company has decided to move the Dodge City location. The western Oklahoma market, where the present hydraulic division is located, has had plenty of labor and is better suited for the W-W operations. Management has successfully reached a tentative agreement with the Economic Development Authority of Thomas, Oklahoma to move its Dodge City, Kansas and Weatherford, Oklahoma plants to Thomas, Oklahoma. The agreement calls for the construction of a new 75,000 sq. foot manufacturing facility including a new powder coat paint system. The facility will be owned by the City of Thomas and the Company will lease/purchase it through various federal, state, and local grants, various low interest loans, and a portion financed through a local bank over a twenty year term. The Company will receive various state and local tax incentives and the cost of moving to be provided by the City of Thomas. Management believes the final agreement will be signed in the fall of 1999 with the expected move date to be the late summer of 2000. The Company continued its efforts of expanding the distributor/dealer network, rodeo sponsorships, and special designed installation as it moved through the last half of the fiscal year. In order to improve Dodge City area sales with the labor shortage, some production of products, mainly the panel lines, had to be partially moved to the hydraulic production plant in Weatherford, Oklahoma. While this helped to improve shipments and shortening lead times, it added additional handling, freight, and other costs to the finished products. The new and existing equine (horse) equipment continues to gain momentum in the east and other areas of the country that have large horse populations. Special designs and large arena installations remain strong as the Company continues its marketing efforts of this business segment. During the last part of the fiscal year, the sales of cattle products remained level while the other non-traditional cattle products exhibited strong improvement. Sales in rodeo equipment remain secure as the rodeo business continues to show growth in all parts of the United States. With the Company continuing its solid marketing efforts in new markets, the introduction of new products, it should ensure additional growth and market share in fiscal 2000. The sales increase in the water and environmental product segment continued from its strong finish from the end of fiscal 1998.

Gross margins improved slightly to 18.8% in 1999 from 18.4% in 1998. The livestock handling equipment segment improved to 19.5% in 1999 compared to 18.4% in 1998, and the water and environmental segment improved its gross profit to 18% in 1999 compared to 17.5% in 1998. The overall improvement in the livestock equipment segment was realized at the W-W Manufacturing plant in Dodge City despite obvious labor problems and production inefficiencies. Gross margins at the Eagle plant (Livingston, Tennessee) remain relatively steady with a slight decline towards the end of the year. It is expected that gross margins in fiscal 2000 will remain fairly constant until the Company moves its Kansas operation to Oklahoma in the spring of 2000. The move and consolidation of the W-W Manufacturing Dodge City plant and the hydraulic division in Weatherford, Oklahoma is expected to improve margins due to lower cost and less production inefficiencies. Gross margins in the water and environmental products segment continue to improve as more and more sales are generated through the Company's manufactured products aspect of the business. The manufactured goods which started with standard flush joint PVC screen and casing has lead the Company into slotting high density polyethylene pipe and into more sophisticated applications found in landfills, mining, and various highway construction projects. Titan's Ver-Ta-Slot product continues to improve due to the ability to vary slot openings in numerous diameters, schedules, and types of pipe. The Ver-Ta-Slot process has been developed for all applications and materials including plain end, belled end, flush joint, and gasket end pipe. The Enviroflex screen developed by Titan also continues to show strength as a cost-effective method to prevent sedimentation in horizontal remidiation wells. This screen is used in diversified ground water extraction applications and solid vapor extraction wells. A new product developed and tested by Titan during fiscal 1999, which assisted in adding significant sales, is the Stalwart Emergency Hand Pump. The pump offers the customer an inexpensive back up pump for submersibles which may fail for various reasons. The advantages of the back-up system is there is no need to dismantle an existing well, but can pump water to high locations and it is made from non-corrosive materials, therefore allowing for years of usage. Finding new applications of existing products and these other new products will help Titan continue to improve sales and margins with its manufacturing products and custom fabrication. The gross margins also improved due to a general improvement in PVC prices during the year. The wholesale of water and water well products continues to be a very competitive area of the business. As sales and margins remain fairly consistent throughout fiscal 1999, the Company is looking for additional improvement in this area by finding more competitive prices and products to fill the needs of its customers.

Selling expenses as a percentage of sales increased to 8.1% in 1999 as compared to 7.6% in 1998. Selling expense in the water and environmental products segment remains reasonably constant with a slight increase from 6.4% in 1998 to 6.6% in 1999. The selling expense in the livestock equipment segment increased from 8.5% in 1998 to 9.3% in 1999. Selling expenses increased in both segments of the business due to the high cost associated with promoting new products to the marketplace, additional travel cost in marketing the products to new distributors/dealers, and expanding present market areas. The Company had forecasted increasing the selling expense as a percentage of sales as explained in the prior year's report. The Companies will continue an aggressive marketing plan to expand its dealer network as it moves into fiscal 2000, but would not anticipate to see any significant increase in cost as it relates to a percentage of sales

General and administration expense decreased as a percentage of sales to 8.9% in 1999 from 9.2% in 1998. The total dollars spent on general and administrative expenses increased slightly to $1,456,589 in 1999 from 1,431,249 in 1998 representing an increase of $25,340. While slight, this increase was attributable to higher expenses in both operating segments in overhead, and accounts receivable write-offs. Management will continue to take steps to tighten credit policies therefore allowing for sales growth, and at the same time minimizing the risk of uncollected accounts receivables. The Company will continue to review all administrative expenses in the future in order to find ways to keep costs as low as possible.

Interest expense continued to decline in fiscal 1999 to $293,632 from $340,182 in 1998. Management successfully completed new banking arrangements with Norwest Business Credit Inc. of Colorado whereby reducing our overall borrowing cost. These lines of credit are at more competitive rates, and allow for more flexibility in structure. The Company utilizes a lock box system for receipts therefore speeding up the processing time and allowing for a daily direct pay down on the line of credit. Management feels the steps taken to reduce costs in 1999 will continue to benefit the Company as it moves into the new fiscal year. Fiscal 2000 should be a year of continued growth in both sales and profits with the new manufacturing plant for the livestock equipment segment, aggressive marketing efforts, and continued cost reductions in all areas of the Company.

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

Total sales increased $503,855 or 3.3% to $15,576,140 in fiscal 1998 as compared to $15,072,285 in fiscal 1997. Total sales in livestock equipment segment increased $817,204 to $8,988,175 in 1998. Sales in the water and environmental products segment decreased $313,349 to $6,587,965 in 1998 compared to $6,901,314 in 1997. Sales volume at both Eagle of $349,118 and W-W Manufacturing of $468,086 contributed to the increase in livestock handling equipment sales. Sales increases were realized even though the cattle industry showed a down turn during the late winter through summer months. Extreme dry weather conditions in the south along with depressed cattle prices contributed to the overall poor performance of the cattle industry as a whole during the last half of the year. The continuing efforts of expanding the distributor/dealer network, rodeo sponsorships, and special designed installations contributed to the increase in sales. Sales continue to improve on new panel lines, and remained steady with the traditional heavy cattle equipment. New and continuing equine (horse) equipment continues to gain strength in the east and other areas of the country that have large horse populations. The company will continue its efforts to produce new and redesign equipment to meet the demands of all customers. Special designs and large installations remain strong as the Company continues to market its products at this segment of the business. This livestock segment has also been successful in selling its products to other parts of the world including Japan, Europe, and South America. Sales in rodeo equipment remain strong as the rodeo business continues to show growth in all parts of the United States. With the Company continuing to expand in new market areas mainly the west and upper midwest states, and continuing to evaluate all product lines. Sales are expected to remain strong through fiscal 1999.

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

Gross margins declined to 18.4% in 1998 from 19.0% in 1997. The decrease was realized in the livestock equipment segment showing an overall decline to 18.4% in 1998 from 20.6% in 1997. The water and environmental segment improved its gross margin to 17.5% in 1998 as compared to 17.0% in 1997. The decline in the livestock equipment segment gross margins was due to a significant decrease at the W-W Manufacturing plant in Dodge City, Kansas due to severe labor shortages and extreme inefficiency in production. Standard product had to be manufactured at its Weatherford, Oklahoma plant then shipped to the Dodge City, Kansas plant for shipment to the end customer. This resulted in high level of inefficiencies and added freight cost. Gross margins continued to improve at the Eagle plant in Livingston, Tennessee to 15.0% in 1998 as compared to 11.5% in 1997. The increase in gross margins in the water and environmental products segment were due to increased sales in the companies manufactured products. Sales continue to do well in standard flush joint PVC screen and casing, and slotted high-density polyethylene pipe introduced in fiscal 1996.

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

Impact of Year 2000:

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. This is a broad business and operational problem, as well as accounting systems problem. This may cause system failures of miscalculations causing disruptions of operations in normal business activities, including, among other things, a temporary inability to process transactions or normal business activities.


The Company has been in the process of modifying its computer systems to be "Year 2000" compliant since late 1997. The process involves systems reviews, testing and modification or replacement of date sensitive software. The Company has allocated financial resources to examine and make all the necessary changes to insure its computer systems will meet all its "Year 2000" obligations.

The Company has been making and is continuing to make such changes in existing systems, targeting late fall of 1999 as the expected completion date. Neither the "Year 2000" nor the financial effects of the reviews, testing and modifications are expected to have a material adverse effect on the corporations business or its consolidated financial position. The Company is in the process of evaluating "Year 2000" exposures of its major vendors and customers to insure that a lack of readiness by either of them will not impact the companies' business operations.

Inflation:

Inflation has not been a significant factor in net income in recent years because of the relatively modest rate of price increases in the United States.

Liquidity and Capital Resources:

The Company's principal sources of liquidity are borrowings under its credit facilities and from internally generated funds. The Company generated funds from operations with net earnings of $104,808 and produced a cash flow from operations of $258,104 for fiscal 1999. The funds generated from operating cash flow has provided adequate liquidity to meet current obligations and allow for a net reduction in borrowings of $207,544 in 1999.

The company was in violation of certain loan covenants resulting from prior year's losses in 1996 and prior periods. These losses had hindered the company from having the proper lines of credit during the past several years. With the profits and improved cash flow generated from the past three years, management has been successful in arranging new lines of credit with Norwest Business Credit Inc. of Colorado. A revolving line of credit for each operating segment was established along with a term equipment line for the livestock equipment segment. These new lines of credit enable the Company the flexibility it needs to allow for sales and inventory growth. The Company has also been granted a forbearance agreement on the real estate loan with First American Bank on the Eagle facility through October 31, 2000. Another source of liquidity for the Company is working capital. Working capital has increased to $3,396,955 in fiscal 1999 as compared to $3,116,776 in 1998. The increase in accounts receivables and inventories during the year has resulted from the increased sales growth and need to provide faster delivery to its customers. Management feels that during fiscal 2000 present inventory volume will allow the Company the ability to have the continued sales growth without a material addition to inventory during the physical year. The increase in the provision of loss on accounts receivable made during fiscal 1999 has resulted from lack of credit policies at the operating segments. Management has taken steps to tighten these policies and anticipates future write-offs to be in line with industry standards. This increase in working capital, new lines of credit, along with improved cash flow will adequately supply the Company with the liquidity necessary to meet its obligations.

The Company used cash in investing activities primarily for updating and purchasing of new property and equipment needed in both segments. In 1998, the Company successfully sold the 94.5 acres of undeveloped real estate in Texas for $335,000 with $198,681 being paid at closing, net of selling expenses and the balance of $110,000 was being carried on a three year note. The loan was paid early and the proceeds were used to equally reduce the revolving credit line at both operating companies. Cash used in financing activities resulted in a net decrease in borrowing for the year of $207,544. With the increase in sales growth experience, the Company has used its increased revolving lines extensively to carry the additional inventory and accounts receivables that come along with growth. As the Company moves into the new fiscal year it anticipates it can continue its assertive marketing but will have the ability to reduce its overall debt and interest expense.

Based on current conditions in all subsidiaries and general economic conditions, the Company anticipated continuing to make a profit for fiscal 2000. However, management does anticipate that moving the W-W Livestock Equipment plant from Dodge City to Thomas, Oklahoma would have some effects on profitability during and for a period after the move. The Company feels that with traditional cash flow continuing to improve, lower overall operating cost, and a new modern production facility, that the Company will continue to improve in fiscal 2000.

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


                             W W CAPITAL CORPORATION
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                          PAGE

Financial Statements:

Independent Auditors' Report            .   .    .   .    .   .   .        F-1

Consolidated Balance Sheets as of June 30, 1999 and
June 30, 1998     .   .    .   .    .   .   .    .   .    .   .   .    F-2,F-3

Consolidated Statements of Income for the years
ended June 30, 1999, 1998 and 1997      .   .    .   .    .   .   .   .    F-4

Consolidated Statements of Stockholders' Equity for
the years ended June 30, 1999, 1998 and 1997     .   .    .   .      .     F-5

Consolidated Statements of Cash Flows for the years ended
June 30, 1999, 1998 and 1997   .    .   .   .    .   .    .   .  .    F-6, F-7

Notes to Consolidated Financial Statements       .   .    .   .      .     F-8


Financial Statement Schedules:

Independent Auditors' Report   .    .   .   .    .   .    .   .      .     S-1

I - Condensed Financial Information of Registrant    .    .   .      .     S-2

II - Valuation and Qualifying Accounts      .    .   .    .   .      .     S-6


All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

Independent Auditor's Report
----------------------------

Board of Directors and Stockholders
W W Capital Corporation
Fort Collins, Colorado

         We have audited the accompanying consolidated balance sheets of W W Capital Corporation and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the each of the three years ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of W W Capital Corporation and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years ended June 30, 1999, in conformity with generally accepted accounting principles.






                                       BROCK AND COMPANY, CPAs, P.C.


Fort Collins, Colorado
October 12, 1999

W W CAPITAL CORPORATION

Consolidated Balance Sheets
===============================================================================================
June 30                                                                      1999         1998
-----------------------------------------------------------------------------------------------
ASSETS

Current Assets
    Cash .............................................................   $  311,491   $  281,449
    Accounts receivable - trade (net of allowance for doubtful
       accounts of $115,000 in 1999 and $104,500 in 1998) ............    2,182,593    1,885,976
    Accounts receivable - other ......................................       43,545       60,593
    Inventories ......................................................    3,475,749    3,157,499
    Prepaid expenses .................................................       17,058       19,262
    Current portion of notes receivable - related parties ............          465          893
    Current portion of notes receivable - other ......................         --         20,342
                                                                         ----------   ----------
              Total current assets ...................................    6,030,901    5,426,014
                                                                         ----------   ----------



Property and Equipment - net of accumulated
    depreciation of $2,786,644 in 1999 and
    $2,561,929 in 1998 ...............................................    2,073,919    2,103,249
                                                                         ----------   ----------



Other Assets
    Long-term notes receivable - related parties (net current portion)       22,135       22,135
    Long-term notes receivable - other (net of allowance for
       doubtful accounts of $10,000 in 1998
       and current portion) ..........................................         --         99,752
    Loan acquisition costs - net of accumulated amortization
       of $11,689 in 1999 ............................................       72,266         --
    Other assets .....................................................       21,571       29,428
                                                                         ----------   ----------
              Total other assets .....................................      115,972      151,315
                                                                         ----------   ----------




              Total assets ...........................................   $8,220,792   $7,680,578
                                                                         ==========   ==========


The accompanying Notes are an integral part of the consolidated financial statements

W W CAPITAL CORPORATION

Consolidated Balance Sheets (continued)
============================================================================================
June 30                                                                 1999           1998
--------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable ...........................................   $ 2,129,501    $ 1,714,738
    Accrued payroll and related taxes ..........................       216,719        225,154
    Accrued property taxes .....................................        23,062         29,646
    Accrued interest payable ...................................        19,790         25,158
    Other current liabilities ..................................           874         14,542
    Current portion of notes payable ...........................       227,000        300,000
    Current portion of capital lease obligation ................        17,000           --
                                                                   -----------    -----------
              Total current liabilities ........................     2,633,946      2,309,238
                                                                   -----------    -----------

Long - Term Liabilities
    Long-term notes payable - net of current portion ...........     2,898,626      2,860,930
    Long-term capital lease obligations - net of current portion        73,002           --
                                                                   -----------    -----------
              Net long term liabilities ........................     2,971,628      2,860,930
                                                                   -----------    -----------

              Total liabilities ................................     5,605,574      5,170,168
                                                                   -----------    -----------

Commitments and Contingency ....................................          --             --

Stockholders' Equity
    Preferred stock, $10.00 par value,
       400,000 shares authorized ...............................          --             --
    Common stock, $0.01 par value, 15,000,000 shares
       authorized, 5,540,661 shares issued in 1999 and 1998 ....        55,406         55,406
    Capital in excess of par value .............................     3,304,629      3,304,629
    Accumulated deficit ........................................      (695,911)      (800,719)
                                                                   -----------    -----------
                                                                     2,664,124      2,559,316
    Less 120,264 shares of treasury stock, at cost .............       (48,906)       (48,906)
                                                                   -----------    -----------
              Net stockholders' equity .........................     2,615,218      2,510,410
                                                                   -----------    -----------

              Total liabilities and stockholders' equity .......   $ 8,220,792    $ 7,680,578
                                                                   ===========    ===========


The accompanying Notes are an integral part of the consolidated financial statements

W W CAPITAL CORPORATION

Consolidated Statements of Income
=======================================================================================
Years ended June 30                              1999            1998            1997
---------------------------------------------------------------------------------------
Net Sales ..............................   $ 16,387,043    $ 15,576,140    $ 15,072,285
Cost of Goods Sold .....................     13,302,081      12,709,034      12,212,442
                                           ------------    ------------    ------------
              Gross profit .............      3,084,962       2,867,106       2,859,843
                                           ------------    ------------    ------------

Operating Expenses
    Selling expenses ...................      1,324,702       1,188,403       1,146,090
    General and administrative expenses       1,456,589       1,431,249       1,363,831
                                           ------------    ------------    ------------
              Total operating expenses .      2,781,291       2,619,652       2,509,921
                                           ------------    ------------    ------------

Income From Operations .................        303,671         247,454         349,922
                                           ------------    ------------    ------------


Other Income (Expense)
    Interest income ....................         70,580          81,910          74,939
    Interest expense ...................       (293,632)       (340,182)       (374,522)
    Realized and unrealized loss on
       real estate held for sale .......           --           (72,354)           --
    Gain on property and equipment
       dispositions ....................          1,653          87,122           6,629
    Other income (expense) - net .......         22,536          83,470         (28,848)
                                           ------------    ------------    ------------
              Net other income (expense)       (198,863)       (160,034)       (321,802)
                                           ------------    ------------    ------------

Earnings Before Income Taxes ...........        104,808          87,420          28,120

Income Tax .............................           --              --              --
                                           ------------    ------------    -------------

              Net earnings .............   $    104,808    $     87,420    $     28,120
                                           ============    ============    ============

Earnings Per Common Share
    Basic
       Net earnings ....................   $      0 .02    $       0.02    $       0.00
       Weighted average number of
          common shares ................      5,540,661       5,540,661       5,530,661

    Diluted
       Net earnings ....................   $       0.02    $       0.02    $       0.00
       Weighted average number of
          common shares ................      5,540,661       5,560,794       5,549,544

The accompanying Notes are an integral part of the consolidated financial statements

W W CAPITAL CORPORATION

Consolidated Statements of Stockholders' Equity
===================================================================================================================================
Years ended June 30, 1999, 1998 and 1997
-----------------------------------------------------------------------------------------------------------------------------------
                                        Common Stock                                              Treasury Stock
                                   ----------------------      Capital                      ------------------------     Total
                                   Number of        Par       In Excess    Accumulated      Number of                 Stockholders'
                                    Shares         Value    of Par Value     Deficit          Shares         Cost        Equity
                                   ---------   -----------   -----------   -----------     -----------   -----------    -----------
Balance, July 1, 1996 ..........   5,530,661   $    55,306   $ 3,304,099   $  (916,259)       (20,264)   $   (18,906)   $ 2,424,240

Exercise of options ............      10,000           100           530          --             --             --              630

Net earnings for year ended
     June 30, 1997                      --            --            --          28,120           --             --           28,120
                                 -----------   -----------    -----------    -----------    -----------  -----------    -----------

Balance, June 30, 1997 .........   5,540,661        55,406     3,304,629      (888,139)       (20,264)       (18,906)     2,452,990

Acquisition of treasury stock ..        --            --            --            --         (100,000)       (30,000)       (30,000)

Net earnings for year ended
     June 30, 1998                      --            --            --          87,420           --             --           87,420
                                 -----------   -----------    -----------    -----------    -----------  -----------   ------------

Balance, June 30, 1998 .........   5,540,661        55,406     3,304,629      (800,719)      (120,264)       (48,906)     2,510,410

Net earnings for year ended
     June 30, 1999                      --            --            --         104,808           --             --          104,808
                                 -----------    -----------  -----------   -----------    -----------    -----------    -----------

Balance, June 30, 1999 .........   5,540,661   $    55,406   $ 3,304,629   $  (695,911)      (120,264)   $   (48,906)   $ 2,615,218
                                 ===========   ===========   ===========   ===========    ===========    ===========    ===========

The accompanying Notes are an integral part of the consolidated financial statements

W W CAPITAL CORPORATION

Consolidated Statements of Cash Flows
=============================================================================================================
Years ended June 30                                                       1999           1998           1997
-------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
    Net earnings ................................................   $   104,808    $    87,420    $    28,120
    Adjustments to reconcile net earnings
      to net cash provided by operating activities
        Depreciation ............................................       340,557        394,230        408,561
        Amortization ............................................        11,689           --             --
        Gain on dispositions of property and equipment ..........        (1,653)       (87,122)        (6,629)
        Loss on sale of real estate held for sale ...............          --           72,354           --
        Provision for loss on accounts and notes receivable .....       133,703         87,795         17,756
        Other ...................................................          --             --           (3,991)
    Net changes in assets and liabilities
        Accounts receivable .....................................      (420,568)         5,947       (261,134)
        Inventories .............................................      (318,250)       183,657         86,352
        Other current and non-current assets ....................        27,110         (5,290)        19,471
        Accounts payable, accrued expenses and
          other current liabilities .............................       380,708       (456,312)        10,946
                                                                    -----------    -----------    -----------
              Net cash provided by operating activities .........       258,104        282,679        299,452
                                                                    -----------    -----------    -----------



Cash Flows From Investing Activities
    Proceeds from sale of real estate ...........................          --          198,681           --
    Additions to real estate held for sale ......................          --             --           (1,621)
    Proceeds from sale of property and equipment ................         3,000        124,424          9,100
    Purchases of property and equipment .........................      (134,287)      (265,152)       (85,519)
    Proceeds from notes receivable, other .......................       110,341          6,209        140,464
    Proceeds from stockholders' notes receivable ................           428          9,286         25,583
                                                                    -----------    -----------    -----------
              Net cash provided by (used in) investing activities       (20,518)        73,448         88,007
                                                                    -----------    -----------    -----------



Cash Flows From Financing Activities
    Borrowings on lines of credit ...............................          --             --          100,000
    Payments on lines of credit .................................          --         (150,000)          --
    Borrowings on notes payable .................................     7,980,226         49,506           --
    Payments on notes payable ...................................    (8,092,183)      (319,984)      (243,104)
    Payment on capital leases ...................................       (11,632)       (11,573)       (18,634)
    Payment of loan acquisition costs ...........................       (83,955)          --             --
    Net proceeds from issuance of common stock ..................          --             --              630
                                                                    -----------    -----------    -----------
              Net cash used in financing activities .............      (207,544)      (432,051)      (161,108)
                                                                    -----------    -----------    -----------

The accompanying Notes are an integral part of the consolidated financial statements

W W CAPITAL CORPORATION

Consolidated Statements of Cash Flows (continued)
========================================================================================
Years ended June 30                                       1999        1998         1997
----------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash ...................   $  30,042   $ (75,924)   $ 226,351


Cash, Beginning of year ...........................     281,449     357,373      131,022
                                                      ---------   ---------    ---------


Cash, End of year .................................   $ 311,491   $ 281,449    $ 357,373
                                                      =========   =========    =========


Supplemental Information
    Note receivable obtained in sale of
      real estate held for sale ...................   $    --     $ 110,000    $    --

    Treasury stock acquired in sale of property ...   $    --     $  30,000    $    --

    Installment loans and capital leases to acquire
      property  and equipment .....................   $ 178,287   $    --      $  18,869

    Cash paid during the period for interest ......   $ 301,624   $ 334,092    $ 377,909

The accompanying Notes are an integral part of the consolidated financial statements

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 1999
================================================================================


Note 1 - Summary of Significant Accounting Policies

               Nature of Operations. W W Capital Corporation and its wholly-owned subsidiaries (the Company) principally engage in the manufacture, distribution and sale of a wide range of livestock confinement and handling equipment, and in the processing, purchasing and distributing of water well supplies.

               Basis of Presentation. The accompanying consolidated financial statements include the accounts of W W Capital Corporation and all of its wholly-owned subsidiaries, W-W Manufacturing Co., Inc. (W-W Manufacturing), Titan Industries, Inc. (Titan) and Eagle Enterprises, Inc. (Eagle). During 1999, the Company consolidated W-W Manufacturing and Eagle into one legal entity without effecting the financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

               Loan Impairment and Allowance for Doubtful Accounts. The Company uses the allowance method of accounting for bad debts. Individual notes are evaluated for potential impairment when payments are in arrears. Loans identified as impaired are then valued based upon the present value of estimated future cash flows, valuation of collateral, or management's judgment based upon general market conditions, historical trends or individual circumstances. The resulting value is then compared to the carrying amount. An allowance is established for any resulting deficiency in the loan value compared to the carrying amount.

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

               The allowance for doubtful accounts are based on estimates and it is reasonably possible they may change in the near-term.

               Inventories. Inventories are stated at the lower of cost or market. Cost includes materials, labor and production costs and is determined on a first-in, first-out (FIFO) method.

               Property and Equipment. Property and equipment are stated at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets, which are generally thirty to forty years for buildings and improvements, three to seven years for leasehold improvements and automobiles and trucks, and five to seven years for machinery and equipment and office equipment. Amortization of equipment under capital leases is included in depreciation expense.

               Loan Acquisition Costs. Loan acquisition costs were incurred to obtain certain of the Company's long-term debt. Such costs have been capitalized and are being amortized over the terms of the related debt.

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 1999
================================================================================


Note 1 -       Summary of Significant Accounting Policies (continued)

               Long-Lived Assets. Long-lived assets to be held and used are recorded at cost. Management reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount including associated intangible assets of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

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

               At June 30, 1999 and 1998 $14,055 and $24,708 of advertising cost was reported as assets. Advertising expense for each of the three years ended June 30, 1999 was $100,821, $110,082, and $97,556, respectively.

               Income Taxes. Deferred income taxes are recognized for temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred income taxes are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate. Deferred income taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse. The recognition of deferred tax assets is reduced if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

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

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 1999
================================================================================


Note 2 - Related Party Transactions

               Receivables.   Notes   receivable  from   stockholders   and  all
          affiliated entities consisted of the following at June 30:

                                                                            1999         1998
                                                                         ---------    ---------
               Note receivable from a partnership  owned by certain of
          the  Company's  stockholders  bears  interest at 9%.  During
          October  1997,  the note was  renegotiated  to  provide  for
          annual   installments   of  $2,500   through  2017  and  for
          collateral consisting of shares of the Company's
          common stock owned by the partners ..........................   $ 22,600    $ 23,028

                  Less current portion ................................       (465)       (893)
                                                                          --------    --------
                                                                          $ 22,135    $ 22,135
                                                                          ========    ========

               During the years ended June 30, 1999, 1998 and 1997, the Company recorded interest income of $2,072, $2,072 and $4,365 for the notes receivable from related parties.

               Accounts receivable - other includes an advance to a Director of the Company with $925 and $1,500 outstanding at June 30, 1999 and 1998. Director fees and expenses of $575 were applied against the balance during 1999.

               Notes Payable to Stockholder. The Company has outstanding balances of $14,521 and $21,107 payable to a former stockholder of Titan as of June 30, 1999 and 1998, respectively. The notes are unsecured, bear interest at 10%, and are payable in total monthly installments of $700 through March 2001 and $350 through July 2001.

               During the years ended June 30, 1999, 1998 and 1997, the Company incurred interest expense of $1,814, $2,525 and $3,004, respectively, on the notes payable to stockholder.

               Operating Lease. The Company leases its manufacturing facility in Dodge City, Kansas, from Murle F. Webster, a stockholder, on a month to month basis. The lease requires monthly payments of $5,000. The provisions of the building leases require the Company to pay insurance, property taxes and maintenance costs.

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

               The Company has entered into the transactions with related parties as disclosed above during the three-year period ended June 30, 1999. The Company has not attempted to determine whether any or all of such transactions have been consummated on terms equivalent to those that would have prevailed in arm's length transactions.

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 1999
================================================================================

Note 3 - Inventories

     Inventories consisted of the following at June 30:
                                                                                      1999           1998
                                                                                  -----------    -----------
                           Raw materials ......................................   $   420,494    $   390,607
                           Work-in-process ....................................       240,573        207,079
                           Finished goods .....................................     2,814,682      2,559,813
                                                                                  -----------    -----------
                                                                                  $ 3,475,749    $ 3,157,499
                                                                                  ===========    ===========

Note 4 - Property and Equipment

                  Property and equipment consisted of the following at June 30:
                                                                                       1999           1998
                                                                                  -----------    -----------
                        Land and improvements .................................   $   156,262    $   156,262
                        Building and improvements .............................     1,515,956      1,515,956
                        Leasehold improvements ................................       213,045        209,375
                        Machinery and equipment ...............................     1,893,574      1,845,245
                        Office equipment ......................................       403,157        385,897
                        Automobiles and trucks ................................       641,464        548,908
                        Construction in progress ..............................        37,105          3,535
                                                                                  -----------    -----------
                                                                                    4,860,563      4,665,178
                        Less accumulated depreciation and amortization ........    (2,786,644)    (2,561,929)
                                                                                  -----------    -----------
                                                                                  $ 2,073,919    $ 2,103,249
                                                                                  ===========    ===========

Note 5 -  Investment in Real Estate

               In November 1997, the Company sold 95 acres of undeveloped real estate in Johnson County, Texas for $335,000. The company carried back a $110,000 note receivable which was paid in full during 1999. A realized loss was recorded in the amount of $72,354, which includes expenses of sale of $26,319.


Note 6 - Employee Benefit Plans

               401(k) Plan. The Company has a 401(k) Saving Plan, whereby eligible employees, who have one half year of service and are age 21 or older, may contribute up to 20% of their salary up to a maximum as allowed by the Internal Revenue Code. The Company may make discretionary matching contributions on the first 4% of employee contributions vesting at 25% per year after three years of service. During the years ended June 30, 1999, 1998, and 1997, the Company made $7,255, $7,729 and $7,397 in discretionary contributions to the Plan.

               Stock Options. The Company has an Incentive Stock Option Plan. Under this Plan, the Board of Directors or its designated committee is authorized to grant officers and key employees options to purchase up to 950,000 shares of the Company's common stock. At June 30, 1999, options to purchase 702,500 shares of common stock are available to be granted by the Company under the plan. These options have a three-year vesting period.

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 1999
================================================================================


Note 6 - Employee Benefit Plans (continued)

               Additionally, the Company has a non-qualified stock option plan for the outside directors of the Company. Under this plan, the incentive stock option plan committee is authorized to grant outside directors options to purchase up to 400,000 shares of the Company's common stock. The Company granted options to purchase up to 187,668 shares at option prices ranging from $0.063 to $2.50 per share of which 177,668 are outstanding as of June 30, 1999. Options to purchase 10,000 shares of common stock for $0.063 per share were exercised during 1998. These options will expire five or ten years after issuance.

               The following stock options are outstanding at June 30, 1999:

                                      Number                          Number
                                   of Options        Exercise       of Options
                    Issue Date     Outstanding       Price         Exercisable
             --------------------  -----------    -----------      -----------
             December 14, 1990        10,000        $1.00             10,000
             May 1, 1992              25,000        $2.50             25,000
             February 26, 1993        50,000        $1.50             50,000
             July 1, 1993             26,001        $0.8125           26,001
             June 10, 1994           172,500        $0.75            172,500
             July 1, 1994             26,667        $0.75             26,667
             July 1, 1995             30,000        $0.5625           30,000
             July 1, 1996             20,000        $0.0625           20,000
             July 1, 1997             10,000        $0.17             10,000
             July 1, 1998             10,000        $0.30             10,000
             July 1, 1998             20,000        $0.13             20,000
             July 1, 1999             30,000        $0.0625           30,000
                                   ---------                       ---------
                                     430,168                         430,168
                                    ========                        ========


Note 7 - Short-Term Notes Payable

                  The Company had revolving lines of credit until May 31, 1998, at which time all outstanding balances were converted to term loans. The short-term debt was refinanced on a long-term basis and, accordingly, is recorded as long-term debt. During the year ended June 30, 1998, the weighted average interest rate on short-term debt was 11.07%, the maximum outstanding during the year was $1,834,000, and average short-term debt outstanding was $1,746,500.


Note 8 - Long-Term Debt

           Long-term debt consists of the following at June 30:
                                                                             1999           1998
                                                                          ----------    ------------
           Financial Institutions
           ----------------------

                Revolving note payable bears interest at 1.5% above the
           Bank's base rate (total  interest  rate of 9.25% at June 30,
           1999). The note is subject to various  conditions  described below  and  provides  for  the  issuance  of  $1,300,000  of
           revolving credit debt. The agreement matures October 2001 ..  $1,046,669      $   --

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 1999
====================================================================================================

Note 8 - Long-Term Debt (continued)

                                                                             1999           1998
                                                                          ----------    ------------

                 Revolving note payable bears interest at 1.5% above the
            Bank's base rate (total  interest  rate of 9.25% at June 30,
            1999). The note is subject to various  conditions  described below  and  provides  for  the  issuance  of  $1,250,000  of
            revolving credit debt. The agreement matures October 2001.   $  964,603      $   --

                 Note  payable  bears  interest  at  8.5%  and is due in
            monthly  installments  of $8,300,  including  principal  and
            interest.   The  note   matured   in   April   1998  and  is
            collateralized   by  real  estate   located  in  Livingston,
            Tennessee,  and  machinery  and  equipment.  The Company was granted a forbearance  until October 2000 while  alternative
            financing is arranged ......................................    308,290         392,103

                 Term note payable bears  interest at 2% over the Bank's
            base rate (total  interest  rate of 9.75% at June 30, 1999).
            The note is due in monthly principal  installments of $5,700
            plus   interest   through   October   2001.   The   note  is
            collateralized by equipment, inventory, intangibles and
            receivables ................................................    218,540             --

                 Mortgage note payable  bears  interest at 9.15% through
            February  2000.  The interest  rate is 4.98% over the Bank's consumer  real  estate  index  rate and is subject to change every  five  years  commencing  in March  2000.  The note is payable in installments,  including  principal and interest, of  $2,308  and  matures  in March  2010.  The  mortgage  is collateralized  by real estate located in Paxton,  Nebraska, accounts  receivable,  inventories,  property and equipment,
            contract rights and intangibles ............................    189,889        199,336

                 Notes  payable  bearing  interest at rates ranging from
            5.9% to 7.6% and are due in monthly installments,  including principal and interest,  totaling  $1,530  through  November
            2002,   and  $475  through   February  2003  The  notes  are
            collateralized by vehicles .................................     57,295             --

                 Mortgage note payable  bears  interest at 1.5% over the
            New York Chase prime rate (total  interest  rate of 9.25% at
            June 30, 1999) and is due in monthly installments, including principal and interest, of $1,041 through May 2005, at which time the  remaining  balance  becomes  due.  The mortgage is
            collateralized  by  real  estate  located  in   Weatherford,
            Oklahoma ...................................................     56,760        63,484

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 1999
=====================================================================================================

Note 8 - Long-Term Debt (continued)
                                                                            1999          1998
                                                                        ----------    ----------

                 Note  payable  bears  interest  at  10%  and  is due in
            monthly   installments  of  $766,  including  principal  and
            interest.   The   note   matures   in  June   2002   and  is
            collateralized by equipment in Weatherford, Oklahoma .....   $   23,636    $   30,106

                 Notes  payable  bearing  interest at rates ranging from
            8.2% to 8.25% and are due in monthly installments, including principal and interest, totaling $842 through July 2001, and
            $397  through  June 2002.  The notes are  collateralized  by
            vehicles ...................................................     22,813          --

                 Note  payable  bears  interest  at 9.77%  and is due in
            monthly   installments  of  $707,  including  principal  and
            interest,  through April 2000. The note is collateralized by
            equipment ..................................................      6,791        14,273

                 Note  payable  bearing  interest at 8.99% and is due in
            monthly  installments,  including principal and interest, of
            $600 through January 2000. The note is  collateralized  by a
            vehicle ....................................................      4,094        10,595

                 Notes paid in full during 1999...........                      --      2,172,312
                                                                         ----------    ----------
                                                                          2,899,380     2,882,209
                                                                         ----------    ----------
            Other Entities
            --------------

                 Note  payable  bears  interest  at 5.75%  and is due in
            monthly  installments,  including principal and interest, of
            $2,449  through  July 2003.  The note is  collateralized  by accounts  receivable,  equipment and furniture and fixtures.
            The  agreement  requires  the  Company  to  create or retain
            seventeen  new  full-time   permanent  positions  within  an
            eighteen  month  period  with 60% of the  positions  for low
            income individuals .........................................    106,680       129,221

                 Mortgage note payable  bears  interest at 4.38% through
            January 2000. The interest rate will be adjusted in February
            2000  and  February   2005.  The  note  is  due  in  monthly
            installments  of $949,  including  principal  and  interest, through  February 2010. The note is  collateralized  by real estate  located in Paxton,  Nebraska,  accounts  receivable, inventories,  property and  equipment,  contract  rights and
            intangibles ................................................     96,864       103,838

                 Note  payable  bears  interest  at 5.25%  and is due in
            quarterly installments, including principal and interest, of
            $675. The note is unsecured ................................      8,181        10,525

                 Note paid in full during 1999 .........................        --         14,030
                                                                         ----------    ----------
                                                                            211,725       257,614
                                                                        ----------    ----------

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 1999
====================================================================================================


Note 8 - Long-Term Debt (continued)
                                                                          1999           1998
                                                                      ------------    ----------

                  Related Party                                       $     14,521    $   21,107
                                                                      ------------    ----------
                                                                         3,125,626     3,160,930
                  Less current portion                                    (227,000)     (300,000)
                                                                      ------------    ----------
                                                                        $2,898,626    $2,860,930
                                                                        ==========    ==========

               Revolving notes payable in the amount of $2,011,272 are collateralized by equipment, intangibles, inventory and receivables. The debt is subject to borrowing base limitations of 80% of eligible accounts receivable and 50% of eligible inventory. The loan agreement contains certain covenants including the maintenance of minimum net income and limitations on the acquisition of property and equipment. The loans provide for charges of .25% on unused revolving credit lines and for payment penalties in the event the agreement is terminated prior to the maturity date. Receivable collections are used to pay down the note on a daily basis. After two business days, these funds are available for borrowing subject to the borrowing base limitations. Approximately $2,530,000 of the Company's consolidated net assets at June 30, 1998 are considered to be restricted net assets of consolidated subsidiaries.

               The aggregate maturities of long-term debt are as follows at June 30, 1999:

                          Year
                          ----
                          2000                      $   227,000
                          2001                          382,372
                          2002                        2,215,972
                          2003                           72,991
                          2004                           35,742
                      Thereafter                        191,549
                                                        -------
                                                     $3,125,626
                                                     ==========

Note 9 - Lease Commitments

               Capital Leases. The Company leases certain manufacturing equipment under five capital leases which expire in August 2003 through January 2004. Assets under capital leases are recorded at fair value and are amortized over their estimated useful lives. The leased equipment has a cost of $112,441 and accumulated amortization of $12,769 at June 30, 1999.

               Future  minimum  lease  payments  required  under   noncancelable
          capital leases are as follows at June 30, 1999.

                Year
                ----
                2000                                                 $ 25,101
                2001                                                   25,101
                2002                                                   25,101
                2003                                                   25,101
                2004                                                    9,422
                                                                     --------
                Total minimum lease payments                          109,826
                Less: amount representing interest                    (19,824)
                                                                     --------
                Present value of net minimum lease payments          $ 90,002
                                                                     ========

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 1999
================================================================================


Note 9 - Lease Commitments (continued)

               Operating Leases. In March 1997, the Company entered into a three year lease for office space. The lease provides for monthly rental payments of $2,312 escalating to $2,477 for the period from April 1, 1997 through April 30, 2000. Additionally, the Company entered into a three year lease for warehouse space. The lease provides for monthly rental payments of $1,500 through October 2001.

               The Company has entered into various lease agreements for production and office equipment and vehicles. The lease terms are generally two to five years.

               Future minimum rental payments under operating leases as of June 30, 1999 are as follows:

                                  Warehouse and    Vehicles and
            Year                  Office Space       Equipment      Total
            ----                   ---------       ------------  -----------
            2000                   $ 40,296         $ 88,321      $128,617
            2001                     18,000           52,951        70,951
            2002                      6,000           29,180        35,180
            2003                       --              9,871         9,871
            2004                       --               --            --
                                   --------         --------      --------
Total minimum payments required    $ 64,296         $180,323      $244,619
                                   ========         ========      ========

               The Company also leases various facilities under informal agreements. Rental expense under operating leases for the years ended June 30, 1999, 1998 and 1997 amounted to $212,188, $168,799, and
          $186,715, respectively.


Note 10 - Segmented Information and Reconciliation

               The Company's operations are classified into principal industry segments; W-W Manufacturing and Eagle, which consolidated into one legal entity in 1999, manufacture and distribute livestock handling equipment, and Titan which processes and distributes water well and environmental supplies. Following is a summary of segmented information for each of the three years in the period ended June 30:

                                                   1999            1998            1997
                                               ------------    ------------    ------------
Net Sales:
    Livestock handling equipment ............  $  9,108,446    $  8,988,175    $  8,170,971
    Water well and environmental supplies ...     7,278,597       6,587,965       6,901,314
                                               ------------    ------------    ------------
        Total net sales .....................  $ 16,387,043    $ 15,576,140    $ 15,072,285
                                               ============    ============    ============


Operating Earnings:
    Livestock handling equipment ............  $    422,019    $    427,900    $    463,712
    Water well and environmental supplies ...       283,644         246,676         432,221
                                               ------------    ------------    ------------
        Total operating earnings ............       705,663         674,576         895,933
    Corporate and other (1) .................      (600,855)       (587,156)       (867,813)
                                               ------------    ------------    ------------
    Earnings before income taxes ............  $    104,808    $     87,420    $     28,120
                                               ============    ============    ============

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 1999
================================================================================
Note 10 - Segmented Information and Reconciliation (continued)

                                                 1999         1998         1997
                                              ----------   ----------   ----------
Identifiable Assets:
    Livestock handling equipment ..........   $3,953,879   $3,704,490   $4,056,207
    Water well and environmental supplies .    4,231,583    3,803,234    4,015,170
                                              ----------   ----------   ----------
                                               8,185,462    7,507,724    8,071,377
    General corporate assets (2) ..........       35,330      172,854      607,716
                                              ----------   ----------   ----------
        Total assets as reported in
              accompanying consolidated
             balance sheets ...............   $8,220,792   $7,680,578   $8,679,093
                                              ==========   ==========   ==========

Capital Expenditures:
    Livestock handling equipment ..........   $  174,648   $  151,050   $   31,657
    Water well and environmental supplies .      176,974      174,087       43,495
    Corporate .............................          599       19,473        4,226
                                              ----------   ----------   ----------
        Total capital expenditures ........   $  352,221   $  344,610   $   79,378
                                              ==========   ==========   ==========

Depreciation and Amortization:
    Livestock handling equipment ..........   $  232,683   $  277,914   $  272,915
    Water well and environmental supplies .       87,771       96,442      113,449
    Corporate .............................       31,792       19,874       22,197
                                              ----------   ----------   ----------
        Total depreciation and amortization   $  352,246   $  394,230   $  408,561
                                              ==========   ==========   ==========

Interest Income:
    Livestock handling equipment ..........   $   19,537   $   20,737   $   16,141
    Water well and environmental supplies .       43,958       55,027       58,798
    Corporate .............................        7,085        6,146         --
                                              ----------   ----------   ----------
        Total interest income .............   $   70,580   $   81,910   $   74,939
                                              ==========   ==========   ==========

Interest Expense:
    Livestock handling equipment ..........   $  164,708   $  194,921   $  217,535
    Water well and environmental supplies .      128,877      144,566      154,912
    Corporate .............................           47          695        2,075
                                              ----------   ----------   ----------
        Total interest expense ............   $  293,632   $  340,182   $  374,522
                                              ==========   ==========   ==========

        (1) Corporate and other includes corporate general and administrative expenses, net interest expense and other nonoperating income and expense items.

        (2) General corporate assets are principally notes receivable and corporate fixed assets.

                                      F-17

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 1999
================================================================================


Note 11 - Income Taxes

               The provision for income taxes is as follows at June 30:

                                                     1999        1998        1997
                                                   --------    --------    --------
Current
    Federal ....................................   $ 64,800    $ 72,700    $ 30,800
    State ......................................     10,500      23,300      14,400
Deferred .......................................       --          --          --
         Tax benefit of net operating loss .....    (75,300)    (96,000)    (45,200)
                                                    -------     -------     -------
                                                   $   --      $   --      $   --
                                                   ========    ========    ========

               A reconciliation of income at the statutory rate to the Company's effective rate is as follows at June 30:

                                                       1999      1998      1997
                                                      ------    ------    ------
Federal statutory rate .......................        34.00%    34.00%    34.00%
Non deductible expenses ......................         9.14      9.51     23.44
Basis difference in assets and liabilities ...        22.98     (4.60)    (8.90)
Capital loss and reversal of non
    deductible write down of real estate .....          --      (8.38)      --
Change in deferred tax asset
    valuation allowance and net
    operating loss ...........................       (67.82)   (30.53)   (49.47)
Other ........................................         1.70       --        .93
                                                      -----     -----     -----
                                                        -- %      -- %      -- %
                                                      =====     =====     =====

               Deferred  tax  assets  and   liabilities  are  comprised  of  the
          following at June 30:

                                                 1999         1998         1997
                                               --------    ---------    ---------
Deferred Tax Assets:
    Net operating loss carryforward            $104,100    $ 238,000    $ 239,979
    Allowance for doubtful accounts              42,900       38,900       48,960
    Inventory .............................      32,400       28,500       34,775
    Accrued salaries ......................      31,000       26,700       19,242
    Other .................................       2,900         --           --
                                              ---------    ---------    ---------
           Total deferred tax assets ......     213,300      332,100      342,956

Deferred Tax Liabilities:
    Depreciation of property and equipment     (124,400)    (135,000)    (176,834)
    Valuation allowance ...................     (88,900)    (197,100)    (166,122)
                                              ---------    ---------    ---------
    Deferred taxes - net ..................   $    --      $    --      $    --
                                              =========    =========    =========

Current deferred tax asset ................   $    --      $    --      $    --
Long-term deferred tax liability ..........        --           --           --
                                              ---------    ---------    ---------

                                              $    --      $    --      $    --
                                              =========    =========    =========

               At June 30, 1999, the Company has approximately $279,000 of net operating loss available for carryforward to offset future year's taxable revenue. The loss carry forward expires at various times through the year 2011, if not utilized earlier.

               At June 30, 1999, the Company has capital loss carryforwards in the amount of $288,000 which no benefit has been recognized due to uncertainty as to realization.

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 1999
================================================================================

Note 12 - Significant Group Concentrations of Credit Risk

                  The Company's business activity is in two industry segments, livestock handling equipment and water well and environmental supplies. W-W Manufacturing's livestock handling equipment customers are principally  resellers  and  are  primarily  located  in  the  Midwest,
         Tennessee and Georgia, while Titan's water well supply customers are principally located in the states of Nebraska, Oklahoma and Kansas. At June 30, 1999, W-W Manufacturing's accounts receivable, net of allowance for doubtful accounts, totaled $1,121,613 and Titan's totaled $991,724.


Note 13 - Fair Value of Financial Instruments

                  The Company discloses fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial statements disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider tax consequences of realization. The carrying value of cash, trade receivables, notes receivables and accounts payable and variable rate debt instruments approximate fair value. The carrying value of long-term debt approximates fair value in 1999 and 1998 due to the scheduled maturities and restrictive provisions of the debt.


Note 14 - Contingency

                  The Company is negotiating with the Thomas Oklahoma Economic Development Trust Authority (Trust Authority) to lease certain facilities and acquire certain benefits. If finalized, the Company intends to relocate its Dodge City, Kansas and Weatherford, Oklahoma facilities to the new facility in Thomas, Oklahoma. The finalization of the agreement is contingent upon, among other things, the Trust Authority receiving certain grants and other funding concessions.

Independent Auditors' Report



The Board of Directors and Stockholders
W W Capital Corporation
Fort Collins, Colorado


         We have audited the accompanying consolidated balance sheets of W W Capital Corporation as of June 30, 1999 and 1998, and the related statements of income, stockholders' equity and cash flows for each of the three years ended June 30, 1999, and have issued our report thereon dated October 12, 1999. Our audit also included the financial statement schedules of W W Capital Corporation listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.








                                          BROCK AND COMPANY, CPAs, P.C.


Fort Collins, Colorado
October 12, 1999

W W CAPITAL CORPORATION

Schedule I - Condensed Financial Information of Registrant

Balance Sheets
======================================================================================

June 30                                                          1999           1998
--------------------------------------------------------------------------------------
ASSETS

Current Assets
   Cash .................................................   $     5,100    $    12,495
   Accounts receivable, subsidiaries ....................        90,716         47,672
   Current portion of notes receivable ..................          --           20,000
   Other current assets .................................         6,585          7,210
                                                            -----------    -----------
              Total current assets ......................       102,401         87,377
                                                            -----------    -----------

Equipment, net of accumulated depreciation
   of $135,504 in 1999 and $115,401 in 1998 .............        21,333         40,837
                                                            -----------    -----------

Other Assets
   Note receivable, net of current portion ..............          --           90,000
   Investment in wholly owned subsidiaries ..............     2,530,096      2,366,663
   Other assets .........................................         2,312          2,312
                                                            -----------    -----------
              Total other assets ........................     2,532,408      2,458,975
                                                            -----------    -----------
              Total assets ..............................   $ 2,656,142    $ 2,587,189
                                                            ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable .....................................   $    29,969    $    66,044
   Accrued expenses .....................................        10,955         10,735
                                                            -----------    -----------
              Total current liabilities .................        40,924         76,779
                                                            -----------    -----------

Stockholders' Equity
   Preferred stock, $10.00 par value, 400,000
      shares authorized .................................          --             --
   Common stock, $0.01 par value, 15,000,000 shares
      authorized, 5,540,661 shares issued and outstanding
      at June 30, 1999 and 1998 .........................        55,406         55,406
   Capital in excess of par value .......................     3,304,629      3,304,629
   Retained earnings (deficit) ..........................      (695,911)      (800,719)
                                                            -----------    -----------
                                                              2,664,124      2,559,316
   Less 120,264 shares of treasury stock at cost ........       (48,906)       (48,906)
                                                            -----------    -----------
              Total stockholders equity .................     2,615,218      2,510,410
                                                            -----------    -----------
              Total liabilities and stockholders' equity    $ 2,656,142    $ 2,587,189
                                                            ===========    ===========

W W CAPITAL CORPORATION

Schedule I - Condensed Financial Information of Registrant

Statements of Operations
=====================================================================================

Years ended June 30                                  1999        1998         1997
-------------------------------------------------------------------------------------

Revenues
   Management fee from subsidiaries               $336,000    $ 336,000    $ 480,000

Operating Expenses
   General and administrative ................     405,535      427,120      546,011
                                                 ---------    ---------    ---------

              Operating loss .................     (69,535)     (91,120)     (66,011)

Other Income (Expense)
   Interest income ...........................       7,085        6,145         --
   Interest expense ..........................         (47)        (695)      (2,075)
   Realized and unrealized loss on asset sales
      and real estate held for sale ..........         --       (72,354)       3,319
   Other income (expense) ....................       3,872        1,524       (2,960)
   Equity in earnings of subsidiary
      before income taxes ....................     163,433      243,920       95,847
                                                 ---------    ---------    ---------
              Earnings before income taxes ...     104,808       87,420       28,120

Income Tax Expense ...........................        --           --           --
                                                 ---------    ---------    ---------

              Net earnings ...................   $ 104,808    $  87,420    $  28,120
                                                 =========    =========    =========

W W CAPITAL CORPORATION

Schedule I - Condensed Financial Information of Registrant

Statement of Cash Flows
===============================================================================================

Years ended June 30 June 30                                  1999         1998         1997
-----------------------------------------------------------------------------------------------
Net Cash Flows Used In Operating Activities ...........   $(116,796)   $(129,351)   $(160,089)
                                                          ---------    ---------    ---------

Cash Flows From Investing Activities
   Investment in subsidiaries .........................        --        (40,351)     179,415
   Proceeds from the sale of real estate ..............        --        198,681         --
   Proceeds from notes receivable collections .........     110,000        2,500         --
   Proceeds from sales of property and equipment ......        --           --          4,000
   Purchase of equipment ..............................        (599)     (19,474)      (4,226)
   Additions to real estate held for sale .............        --           --         (1,621)
                                                          ---------    ---------    ---------
              Net cash provided by investing activities     109,401      141,356      177,568
                                                          ---------    ---------    ---------

Cash Flows From Financing Activities
   Proceeds from issuance of common stock .............        --           --            630
   Payments on long-term debt .........................        --        (12,570)     (11,764)
                                                          ---------    ---------    ---------
              Net cash used in financing activities ...        --        (12,570)     (11,134)
                                                          ---------    ---------    ---------

Net Increase (Decrease) in Cash .......................      (7,395)        (565)       6,345

Cash, Beginning of year ...............................      12,495       13,060        6,715
                                                          ---------    ---------    ---------

Cash, End of Year .....................................   $   5,100    $  12,495    $  13,060
                                                          =========    =========    =========

Supplemental Schedule of Noncash Investing
   and Financing Activities
   Sale of real estate held for investment
      Receipt of note receivable ......................   $    --      $ 110,000    $    --
                                                          =========    =========    =========

Supplemental Disclosure of Cash Flow Information
     Cash paid during the year for:
         Interest .....................................   $      47    $     695    $   2,075
                                                          =========    =========    =========

W W CAPITAL CORPORATION

Schedule I - Condensed Financial Information of Registrant
Notes
June 30, 1999
================================================================================


Note 1 - Related Party Transactions

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

               The following amounts related to wholly owned subsidiaries of the Company were eliminated in the consolidated financial statements of the Company but are reflected in this condensed financial statement of registrant. W-W Manufacturing and Eagle were consolidated into one legal entity during the fiscal year ended June 30, 1999. Amounts for 1998 and 1997 have been reclassified to present the amounts as if the consolidation has occurred in 1997, without effecting total amounts.

                                           1999        1998         1997
                                       ----------   ---------    ---------
Amounts receivable (payable) at June 30:

    W-W Manufacturing Co. Inc. .....   $ 381,689    $ 318,404    $  79,552
    Titan Industries, Inc. .........    (290,973)    (270,732)    (239,903)
                                       ---------    ---------    ---------
                                       $  90,716    $  47,672    $(160,351)
                                       =========    =========    =========
Management fee income for:

    W-W Manufacturing Co. Inc. .....   $ 192,000    $ 180,000    $ 240,000
    Titan Industries, Inc. .........     144,000      156,000      240,000
                                       ---------    ---------    ---------
                                       $ 336,000    $ 336,000    $ 480,000
                                       =========    =========    =========
Equity in subsidiary operations for:

    W-W Manufacturing Co. Inc. .....   $ 105,551    $ 161,154    $  (1,485)
    Titan Industries, Inc. .........      57,882       82,766       97,332
                                       ---------    ---------    ---------
                                       $ 163,433    $ 243,920    $  95,847
                                       =========    =========    =========

W W CAPITAL CORPORATION

Schedule II - Valuation and Qualifying Accounts
Years ended June 30, 1999
==============================================================================================

                                                        Additions
                                                   --------------------
                                      Balance at   Charged to  Charged                Balance
                                      Beginning    Costs and   to Other              at End of
           Description                of Period    Expenses    Accounts  Deductions   Period
           -----------                ---------    --------    --------  ----------   ------
June 30, 1999
   Allowance for doubtful accounts:
       Accounts receivable ........   $104,500   $123,951   $     --     $113,451   $115,000
       Notes receivable ...........     10,000      9,752         --       19,752       --

June 30, 1998
   Allowance for doubtful accounts:
       Accounts receivable ........    134,000     87,795         --      117,295    104,500
       Notes receivable ...........     10,000       --           --         --       10,000

June 30, 1997
   Allowance for doubtful accounts:
       Accounts receivable ........    143,632     17,756         --       27,388    134,000
       Notes receivable ...........     10,535       --           --          535     10,000

Item 9.        Changes in and  Disagreements  with Accountants on Accounting and
-------        -----------------------------------------------------------------
               Financial Disclosures.
               ----------------------

Not Applicable

PART III

Item 10.          Directors and Executive Officers of the Registrant
--------          --------------------------------------------------

The Officers of the Company are elected at the Board of Directors' annual organizational Meeting immediately following the Annual Stockholders' Meeting. Such officers hold office until their successors are elected and qualify. The following information indicates the position and age of the directors and officers as of October 15, 1999, and their business experience during the prior five years.

DAVID L. PATTON age 68, was elected to the Board of Directors of the Company in December 1991, and Chairman of the Board in December 1993. Mr. Patton is presently a Judge in the Court of Tax Appeals for the State of Kansas, and was a former partner with the law firm of Patton, Kerbs & Hess in Dodge City, Kansas. Mr. Patton was a co-founder of Titan Industries, Inc., which is currently operated as a wholly-owned subsidiary of the Company.

STEVE D. ZAMZOW age 51, joined the Company in 1991 and was elected as the Company's Chief Financial Officer in June 1992, President and Chief Executive Officer in December 1993 and elected as a Director in December 1993 by the shareholders. From 1976 to 1991, Mr. Zamzow owned numerous companies and was a financial consultant for various companies. Mr. Zamzow has been Vice President for a steel company and has worked extensively in business workouts. From 1971 to 1974, Mr. Zamzow was employed by Peat, Marwick, Mitchell & Co. as an auditor. Mr. Zamzow received his accounting degree from the University of Nebraska.

MILLARD T. WEBSTER age 50, became a director of the Company in 1988 and has been employed by the Company's subsidiary, W-W Manufacturing Co., Inc. since 1962. Mr. Webster has occupied the positions of piecework production foreman, production manager, and Vice President and President of the Company's subsidiary, W-W Manufacturing Co., Inc. Mr. Webster is currently a Vice President for the Company's subsidiary, W-W Manufacturing Co., Inc. Mr. Webster graduated from Evangel College, Springfield, Missouri in 1970 with a bachelor's degree in business administration.

JAMES H. ALEXANDER age 60, become a Director of the Company in 1997. Since 1992, Mr. Alexander has been a member of the Board of Directors of Zykronix, Inc. and former Chief Operating Officer. Mr. Alexander is presently president of Isotech as well as an independent real estate broker for TDI Property Brokers. From April 1992 to November 1992, Mr. Alexander was a member of a management team of a venture capital firm, which funded a satellite communications company. Mr. Alexander is the founder of T.D.I., Inc., a corporation engaged in consulting, fund raising, acquisitions and mergers of hi-tech firms. Mr. Alexander has taken courses leading toward Bachelor of Science Degree in Business Administration from Rollins College.

LOYD FREDRICKSON age 80, become a Director of the Company in 1997. Mr. Fredrickson was the former President and Owner of Wholesale Pump & Supply, Inc. for over 30 years prior to its purchase by the Company's Titan Industries, Inc., wholly owned subsidiary of W W Capital Corporation, October 1994. From 1968 to 1982, Mr. Fredrickson also owned and operated Southern Midwest, Inc., the company was engaged in the construction and lease trucking business. From October 1984 to November 1996, he served as a consultant to the water and environmental product division of Titan Industries. Mr. Fredrickson is presently employed by North American Compressor Corporation, an Oklahoma City-based manufacturer of high pressure breathing air compressors.

Item 11.          Executive Compensation
--------          ----------------------

The following table sets forth the cash compensation paid or accrued during the fiscal years ended June 30, 1999, 1998, and 1997, to the Company's Chief Executive Officer. No other executive officer received cash in excess of $100,000.

                                                                     Other
                                                                     Annual           All Other
Name and Principal Position     Year      Salary        Bonus     Compensation      Compensation
---------------------------     ----      ------        -----     ------------      ------------
Steve D. Zamzow                 1999      $120,358      $   -       $     -         $ 6,874 (a)
President, Chief Executive      1998      $119,896      $   -       $     -         $ 4,575 (a)
Officer and Director            1997      $119,166      $   -       $     -         $ 4,575 (a)

        (a) Includes accrued vacation and compensated absences earned in prior years and paid during June 30, 1999, 1998 and 1997.

Option Grants in Fiscal Year 1999

        During the fiscal year ended June 30, 1999, the Company did not grant stock options to the Executive Officers.

Aggregated Option Exercises in Fiscal Year 1999

        The following table sets forth for the executive officer named in the Summary Compensation Table, information concerning each exercise of stock options during the fiscal year ended June 30, 1999 and the value of the unexercised stock options at June 30, 1999.

                           Aggregated Option Exercises in Last Fiscal Year
                           -----------------------------------------------
                                  and Fiscal Year-End Option Values
                                  ---------------------------------

                                                         Number of Securities     Value of Unexercised
                                                             Underlying Unex-             In-the-Money
                           Shares                             ercised Options               Options at
                         Acquired                            at June 30, 1999            June 30, 1999
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

(1) The Option exercise price exceeded the fair market value of the underlying common stock on June 30, 1999.

Item 12.       Security Ownership of Certain Beneficial Owners and Management
--------       --------------------------------------------------------------

         The following table sets forth as of October 15, 1999, the ownership of the Company's common stock by each director of the Company, by each person who is known by the Company to be the beneficial owner of more than 5% of the Company's common stock, and by the officers and directors of the Company as a group:

Name and Address of
Officers and Directors and           Amount and Nature of        Percent of Class
Beneficial Owner (1)                 Beneficial Ownership (2)    of Common Stock

Steve D. Zamzow                      150,437 (3)                    2.72%
4112 Sherman Court
Ft. Collins, CO 80525

Millard T. Webster                   278,969 (4)                    5.03%
1003 Central
Dodge City, KS 67801

David L. Patton                      1,199,889(5)                   21.66%
807 SW Terrace
Topeka, KS 66611

Loyd T. Fredrickson                  250,350 (6)                    4.52%
2728 Northwest 62nd St.
Oklahoma City, OK 73112

James H. Alexander                   20,000 (6)                     0.36%
5495 W 115th Place
Broomfield, CO  80020

All officers and directors           1,899,645 (7)                  34.29%
as a group (9 persons) (See
Footnotes 1 through 9

Apex Realty Investments, Inc.        305,741 (8)                    5.52%
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

(6) Includes 20,000 shares subject to non-qualified stock options which are fully vested and exercisable.
(7)      Includes  250,000  shares  subject to stock  options,  which are fully
         vested  and   exercisable.   (8)  Includes  5,000  shares  subject  to
         non-qualified stock options, which are fully vested and exercisable.

Item 13.       Certain Relationships and Related Transactions
--------       ----------------------------------------------

On June 30, 1989, W-W Land & Cattle, a partnership owned by Millard T. Webster, a director of the Company, Mickey J. Winfrey, a former officer of the Company and Terry L. Webster, a brother of Mr. Millard T. Webster and Ms. Winfrey, executed a promissory note for the amount of $96,424 in favor of the Company's subsidiary, W-W Manufacturing Co., Inc. Interest was payable annually at 9% per annum and the principal was due on demand. On June 30, 1993, Ms. Winfrey satisfied her obligations under this note by paying to the Company the amount of $11,361. As of June 30, 1999, $22,600 remained payable under this note by Millard T. Webster and Terry L. Webster.

The Company currently leases its manufacturing facility in Dodge City, Kansas from Murle F. Webster, father of Millard T. Webster and Mickey J. Winfrey. This lease requires a monthly rental payment of $5,000. This lease expired on December 31, 1994, however, it has continued on a month to month basis. During each of the three fiscal years ended June 30, 1999, $60,000 was paid by the Company under the lease.

Millard T. Webster, a director of the Company, Mickey J. Winfrey, a former officer of the Company, and Terry L. Webster, have each executed a promissory note in favor of the Company for the amount of $58,333. Each note bears interest at 9% per annum, are payable in monthly installments of $767 and are due to be paid in full by September 30, 1997. Murle F. Webster, lessor of the Company's manufacturing facility, has executed an assignment of monthly rent back to the Company under each of these notes. As of November 1, 1997, this note has been paid in full.

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

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K
---------      ----------------------------------------------------------------

  (a)   (1)     List of Financial Statements Filed as a Part of This Report
                -----------------------------------------------------------

Consolidated Balance Sheets as of June 30, 1999 and June 30, 1998.

Consolidated Statement of Income for the years ended June 30, 1999, 1998, and 1997.

Consolidated Statement of Stockholders' Equity for the years ended June 30, 1999, 1998, and 1997.

Consolidated Statement of Cash Flows for the years ended June 30, 1999, 1998, and 1997.

  (a)   (2)   List of Financial Statement Schedules Filed as a Part of This
              -------------------------------------------------------------
              Report
              ------

              Schedule I - Condensed Financial Information of Registrant

              Schedule II - Valuation and Qualifying Accounts

  (a)   (3)   Exhibits
              --------

Exhibit
Number        Document
------        --------

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

10.20 Articles of Merger of Eagle Enterprises, Inc. With and Into W-W Manufacturing Co., Inc. dated October 29, 1998.

21.0          Subsidiaries of the Registrant (filed herewith).

23.0          Independent Certified Public Accountants Consent

27.0          Financial Data Schedule.


Item 14 (b)
-----------

No reports on Form 8-K were filed during the fourth quarter of the fiscal year covered by this report.

                                  Exhibit 21.0

                         Subsidiaries of the Registrant

W-W Manufacturing Co., Inc.

       Incorporated in the state of Kansas

       During 1999, W-W Manufacturing Co and Eagle Enterprises merged into one legal entity.


Titan Industries, Inc.

       Incorporated in the state of Nebraska