Form 10-Q
period 1999-09-30
W W CAPITAL CORP
filed 1999-11-22
CIK 831253

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For Quarterly Period Ended September 30, 1999
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from            to
                                        ----------    ----------

Commission File No. 0-17757

                             W-W CAPITAL CORPORATION
             (exact name of Registrant as specified in its charter)

           Nevada                                             93-0967457
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing
requirements for the past 90 days.   Yes_X_   No___

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

Title of Each Class                                Number of Shares Outstanding
   Common stock                                         at November 19, 1999
 $0.01 Par Value                                             5,540,661

                             W-W CAPITAL CORPORATION

                                      Index
                                      -----

PART I               FINANCIAL INFORMATION                              PAGE NO.
------               ---------------------                              --------

Item 1               Balance Sheets
                       September 30, 1999 and June 30, 1999                 1

                     Statements of Income
                       Three Months Ended
                       September 30, 1999 and 1998                          3

                     Statements of Cash Flows
                       Three Months Ended
                       September 30, 1999 and 1998                          4

                     Notes to Financial Statements                          6

Item 2               Management's Discussion and Analysis
                       of Financial Condition and Results
                       of Operations                                        7


PART II              OTHER INFORMATION
-------              -----------------

Item 1               LEGAL PROCEEDINGS                                     10
Item 2               CHANGES IN SECURITIES                                 10
Item 3               DEFAULTS UPON SENIOR SECURITIES                       10
Item 4               SUBMISSION OF MATTERS TO VOTE OF
                     SECURITY HOLDERS                                      10
Item 5               OTHER INFORMATION                                     10
Item 6               EXHIBITS AND REPORT ON FORM 8-K                       10


                     SIGNATURES                                            11

                          Part 1-FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------
                             W-W CAPITAL CORPORATION
                             -----------------------

                                 Balance Sheets

                                                 September 30,    June 30,
                                                     1999          1999
                                                     ----          ----
                                                  (Unaudited)
Assets
------
Current assets:
     Cash ......................................   $  323,269   $  311,491
                                                   ----------   ----------
     Trade accounts receivable .................    2,614,928    2,297,593
     Less allowance for doubtful accounts ......  (   120,000) (   115,000)
                                                   ----------   ----------
         Net accounts receivable ...............    2,494,928    2,182,593
                                                   ----------   ----------
     Accounts receivable, other ................       47,011       43,545
     Inventories:
         Raw materials .........................      363,718      420,494
         Work-in-process .......................      293,302      240,573
         Finished goods ........................    3,029,058    2,814,682
                                                   ----------   ----------
              Total inventories ................    3,686,078    3,475,749
                                                   ----------   ----------
     Prepaid expenses ..........................       52,785       17,058
     Current portion of notes receivable
         from related parties                             465          465
                                                   ----------   ----------
         Total current assets ..................    6,604,536    6,030,901
                                                   ----------   ----------

Property and equipment, at cost: ...............    4,889,534    4,860,564
     Less accumulated depreciation
     and amortization ..........................  ( 2,856,869) ( 2,786,645)
                                                   ----------   ----------
         Net property and equipment ............    2,032,665    2,073,919
                                                   ----------   ----------

Other Assets:
     Long-term notes receivable from
         related parties, net of current portion       22,135       22,135
     Loan Acquisition Costs--Net of
         accumulated amortization of $19,432
         at September 30, 1999 and $11,689
         at June 30, 1999 ......................       64,523       72,266
     Other assets ..............................       19,773       21,571
                                                   ----------   ----------
         Total other assets ....................      106,431      115,972
                                                   ----------   ----------

     TOTAL ASSETS ..............................   $8,743,632   $8,220,792
                                                   ==========   ==========

                          (Continued on following page)
                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------

                            Balance Sheets, Continued

                                                              September 30,    June 30,
                                                                  1999           1999
                                                                  ----           ----
                                                              (Unaudited)
Liabilities
-----------
Current Liabilities:
     Accounts Payable ......................................   $ 2,241,163   $ 2,129,501
     Accrued property taxes ................................        31,052        23,062
     Accrued payroll and related taxes .....................       291,415       216,719
     Accrued interest payable ..............................        19,513        19,790
     Current portion of long-term notes payable ............       228,000       227,000
     Current portion of capital lease obligations ..........        18,000        17,000
     Other current liabilities .............................           --            874
                                                               -----------   -----------
         Total current liabilities .........................     2,829,143     2,633,946
                                                               -----------   -----------

Other Liabilities:
     Long-term notes payable, net of current portion .......     3,048,164     2,898,626
     Long-term capital lease obligations, net
         of current portion ................................        68,031        73,002
                                                               -----------   -----------
         Total other liabilities ...........................     3,116,195     2,971,628
                                                               -----------   -----------

         TOTAL LIABILITIES .................................     5,945,338     5,605,574
                                                               -----------   -----------

Stockholders' Equity
--------------------
     Preferred stock: $10.00 par value, 400,000 shares                  --            --
         authorized
     Common stock,  $0.01 par value, 15,000,000
         shares authorized; 5,540,661 shares issued
         and outstanding at September 30, 1999
         and June 30, 1999 .................................        55,406        55,406
     Capital in excess of par value ........................     3,304,629     3,304,629
     Accumulated Deficit ...................................  (    512,835)  (   695,911)
                                                               -----------   -----------
                                                                 2,847,200     2,664,124
     Less 120,264 shares of treasury stock at cost .........  (     48,906)  (    48,906)
                                                               -----------   -----------

         TOTAL STOCKHOLDERS' EQUITY ........................     2,798,294     2,615,218
                                                               -----------   -----------

         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY ..............................   $ 8,743,632   $ 8,220,792
                                                               ===========   ===========


                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------

                              Statements of Income
                                   (Unaudited)

                                              Three Months Ended
                                                 September 30,
                                                 -------------

                                                1999        1998
                                                ----        ----
Net Sales ...............................   $4,985,387   $4,021,470
Cost of goods sold ......................    4,014,330    3,337,910
                                            ----------   ----------
      Gross profit ......................      971,057      683,560
                                            ----------   ----------

Operating expenses:
      Selling expenses ..................      360,479      300,775
      General and administrative expenses      373,099      317,475
                                            ----------   ----------
           Total operating expenses .....      733,578      618,250
                                            ----------   ----------

           Operating earnings ...........      237,479       65,310
                                            ----------   ----------

Other income (expenses):
      Interest income ...................       16,989       19,015
      Interest expense ..................  (    73,409) (    82,482)
      Gain (loss) on sale of assets .....           --  (     1,347)
      Other income (expense), net .......        2,017        7,377
                                            ----------   ----------
           Total other income (expense) .  (    54,403) (    57,437)
                                            ----------   ----------

      Earnings before income taxes ......      183,076        7,873

Provision for deferred income taxes                 --           --
                                            ----------   ----------


      Net earnings ......................   $  183,076   $    7,873
                                            ==========   ==========


Basic earnings per common share                    .03          .00
                                            ==========   ==========


Weighted-average number of
common shares outstanding ...............    5,540,661    5,560,794
                                            ==========   ==========



                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------

                            Statements of Cash Flows
                                   (Unaudited)

                                                            Three Months Ended
                                                               September 30,
                                                               -------------

                                                             1999         1998
                                                             ----         ----
Cash flows from operating activities:
     Net earnings .....................................  $ 183,076  $     7,873
     Adjustments to reconcile net earnings to net cash
         provided by (used in) operating activities:
         Depreciation and amortization ................     77,968       88,300
         Provisions for doubtful accounts receivable ..      5,000          --
         Loss on sale of property and equipment .......         --        1,347

     Change in assets and liabilities:
         Accounts receivable ..........................  ( 317,335)      28,166
         Inventories ..................................  ( 210,329)     111,914
         Other current and non-current assets .........  (  37,395)  (   55,634)
         Accounts payable .............................    111,662   (   95,631)
         Accrued expenses and other current liabilities     81,535   (   44,604)
                                                          --------    ---------
              Net cash provided by (used in)
                  operating activities ................  ( 105,818)      41,731
                                                          --------    ---------

Cash flows from investing activities:
     Purchase of property and equipment ...............  (  28,971)  (   35,830)
     Increase in other notes receivable ...............         --   (      690)
     Proceeds from stockholders' notes receivable               --          428
                                                          --------    ---------
              Net cash used in investing activities ... $(  28,971) $(   36,092)
                                                          --------    ---------


                          (Continued on following page)

                             W-W CAPITAL CORPORATION
                             -----------------------

                       Statements of Cash Flows, Continued
                                   (Unaudited)

                                                       Three Months Ended
                                                          September 30,
                                                          -------------

                                                         1999         1998
                                                         ----         ----
Cash flows from financing activities:
     Payments on notes payable, financial
         institutions and government entities ....   (4,171,566) (   120,538)
     Proceeds from notes payable .................    4,322,094           --
     Payment on capital leases ...................   (    3,961)          --
                                                      ---------    ---------
         Net cash provided by (used in)
                  financing activities ...........      146,567  (   120,538)
                                                      ---------    ---------
     Net increase (decrease) in cash .............       11,778  (   114,899)

     Cash at beginning of period .................      311,491      281,449
                                                     ----------   ----------
     Cash at end of period .......................   $  323,269   $  166,550
                                                     ==========   ==========


Supplemental disclosures of cash flow information:

     Cash paid during the period for interest ....   $   71,062   $  103,894


                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

NOTE 1 - BASIS OF PRESENTATION
------------------------------

       The accompanying unaudited financial statements include the accounts of W-W Capital Corporation (the Company) and its three wholly owned subsidiaries W-W Manufacturing Co., Inc., Titan Industries, Inc., and Eagle Enterprises, Inc. During 1999, the Company consolidated W-W Manufacturing and Eagle Enterprises into one legal entity without effecting the financial statements. All significant intercompany accounts and transactions have been eliminated.

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles for full-year financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to W-W Capital Corporation's financial statements included in its Annual Report on Form 10-K for the year ended June 30, 1999. In the opinion of management, all adjustments (consisting of normal recurring accrual basis adjustments) considered necessary for a fair presentation have been reflected in the accompanying financial statements. Operating results for the three month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended June 30, 2000.


NOTE 2 - NET BASIC EARNINGS PER SHARE
-------------------------------------

         The net basic earnings per share amount included in the accompanying statements of income have been computed using the weighted-average number of shares of common stock outstanding and the dilative effect, if any, of common stock equivalents existing during the applicable three month period.


NOTE 3 - RELATED PARTY TRANSACTION
----------------------------------

         The Company has a number of related party transactions. See the footnotes to W-W Capital Corporation financial statements for the year ended June 30, 1999, included in its Annual Report on Form 10-K for the nature and type of related party transactions.

         A summary of the related party transactions that effect the Company's statements of income for the three months ended September 30, 1999 and 1998, respectively, is as follows:


                                                 Three Months Ended
                                                    September 30,
                                                    -------------
Transactions with
Related parties                            1999                         1998
---------------                            ----                         ----

Rent expense                            $15,000                      $15,000

Interest expense                        $   349                      $   515



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

(A)      Analysis of Results of Operations
         ---------------------------------

         The Company had net earnings of $183,076 for the three month period ended September 30, 1999, as compared to net earnings of $7,873 in 1998.

         Net sales increased to $4,985,387 for the three months ended September 30, 1999, compared to $4,021,470 for 1998. The following table represents actual sales by segment group.

Sales by segment group:                 Three Months Ended
                                           September 30,
                                           -------------
                                                                       Increase
                                         1999           1998          (Decrease)
                                         ----           ----           --------

Livestock Handling Equipment        $ 2,686,554     $ 2,117,371      $  569,183
Water and Environmental Products      2,298,833       1,904,099         394,734
                                      ---------       ---------         -------
           Total Sales              $ 4,985,387     $ 4,021,470      $  963,917
                                      =========       =========        ========

         The sales in the water and environmental product segment increased to $2,298,833 as compared to $1,904,099 for the corresponding period of 1998. The increase of $394,734 is attributable to strong demand for manufactured screens, flush joint, and custom fabricated products. The water well supply aspect of the business continues to remain competitive in pricing and margin, while the advanced techniques developed for slotting, perforating, and threading offer the Company tremendous opportunity for growth. The Company continues to lead the way with innovative products used in the water, horizontal drilling, waste treatment, and mining industries. New products introduced include Enviroflex well screens used to solve the problem of sedimentation in horizontal wells or drainage screens. The unique feature of the Enviroflex screen is the installation in bore holes is safer and easier, and it can be joined in a variety of ways. Another new innovation of the Company is the custom mega screen product. This product is an affordable high open area plastic screen with precision drilled round holes. The Company feels the custom nature of this product allowing for short or long length, various hole diameters, and spacing allows it to be used in various applications and markets. Titan's Ver-Ta-Slot product continues to show strong acceptance. This product was developed for heavier wall applications found in landfills, highway construction, and various mining applications. Vertical slotted openings are available in various diameters, schedules, and types of pipe. The Company had developed the Ver-Ta-Slot for all applications, and material including belled end, gasket end, plain end, or flush joint material.

         Sales in the livestock equipment segment increased $569,183 to $2,686,554 for the three months ended September 30, 1999 compared to $2,117,371 in the same period of 1998. The increase was due to improved cattle prices, improved market conditions, and strong acceptance of the new equine products. The Company continues to make improvements to various existing products and is planning on introducing some significant changes in the spring of 2000. The Company continues to expand its market area in the upper midwest and west. The east coast market, serviced by the Livingston, Tennessee plant, continues to show improvements as this market continues to accept a higher quality of equipment replacing the lighter weight products previously offered in this market. As market conditions remain strong through the winter months and spring of 2000, the Company expects to see improved sales in traditional cattle products, as well as rodeo and equine product lines. Special sales to expo centers, fairs, and livestock shows continue to improve. The Company is presently involved with several projects in the international market and is expected to see this area of sales improve in the spring of 2000.

         Gross margins improved for the three month period ended September 30, 1999 to 19.5% as compared to 17.0% for the same period of 1998. The increase was realized in both segments with the largest improvement in the livestock equipment segment. This was primarily due to improved manufacturing efficiencies and shipments during the quarter as compared to the same period of 1998. Despite standard products being manufactured at its Weatherford, Oklahoma plant, the Company overcame added costs to improve margins. Gross margins in the water and environmental product segment improved. This improvement is due to increased sales in manufactured and custom fabricated products. The Company has continued to shift its sales efforts to strengthen its custom fabricated products and manufactured products due to higher margins realized on these products. Margins on the wholesale water well products continue to be very competitive and the Company is continuing its efforts to lower cost on the resale side of the business.

         Operating profit in the water and environmental products segment improved to $98,227 as compared to $30,867 for the same period of 1998. Profits in the livestock equipment segment increased to $90,177 for the quarter ended September 30, 1999 as compared to a loss of $3,755 for the same period of 1998. The largest increase in the segment was realized at the Dodge City location. The Livingston, Tennessee location had a net decrease in operating profit due to labor problems and manufacturing inefficiencies. Management has taken steps to make changes in operations to see that this location gets back to previous levels.

         Selling expenses as a percentage of sales decreased slightly from 7.5% for the three month period of September 30, 1998 as compared to 7.2% for the same period of 1999. The Company will continue its aggressive pursuit of new markets and expanding its distributor/dealer base.

         General and administration expenses declined from 7.9% for the quarter ended September 30, 1998 to 7.5% for the corresponding quarter in 1999. Overall, general and administration expenses increased in dollars spent.

        Interest expense continues to decline as the effects of the new banking arrangements with Norwest Business Credit, Inc. of Colorado continue to be felt. Overall borrowing cost has been reduced through competitive rates and the utilization of a lock box system for receipts which allows for a direct paydown on the lines of credit. Interest expenses decreased to $73,409 during the first quarter ended September 30, 1999, compared to $82,482 during the same period of 1998.

(B)  Liquidity and Capital Resources
     -------------------------------

        The Company's principal sources of liquidity are internally generated funds and borrowings under its credit facilities. The Company generated funds from operations with net earnings of $183, 076 and produced a traditional cash flow from operations of $261, 044. This cash flow and funds form operating lines were used to fund the sales growth of $963,917 and the resulting inventory and accounts receivable increase. The Company used cash from investing for the purchase and updating of new equipment. Cash provided by financing activities resulted in a net increase in borrowings for the quarter ended September 30, 1999. With the increase in sales growth, the Company used its revolving lines extensively to carry the additional inventory and accounts receivables that came along with sales growth. As the Company moves further into fiscal 2000, it anticipates continued sales growth with a leveling off of borrowings.

        Based on current conditions in all operating segments and the general economy, the Company fees that it will continually improve in both sales and operating earnings through fiscal 2000. With the increased working capital and lines of credit, the Company feels it has an adequate supply of liquidity to meet its needs.

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

                                             W W CAPITAL CORPORATION
                                                   (Registrant)

Dated:   November 19,  1999                  By:/s/ Steve D. Zamzow
------   ------------  ----                  --------------------------------
                                             Steve D. Zamzow, President & CEO



Dated:  November 19, 1999                    By:/s/ Mike Dick
------  -----------------                    --------------------------------
                                             Mike Dick, Controller