Form 10-Q
period 1999-12-31
W W CAPITAL CORP
filed 2000-02-15
CIK 831253

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended December 31, 1999
                                                             OR
(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from            to
                                        ----------    -----------

Commission File No. 0-17757

                             W-W CAPITAL CORPORATION
             (exact name of Registrant as specified in its charter)

            Nevada                                               93-0967457
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
     Yes      No      NOT APPLICABLE   X
         ----    ----                ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class                                Number of Shares Outstanding
-------------------                                     at February 14, 2000
   Common stock                                    ----------------------------
 $0.01 Par Value                                            5,540,661

                             W-W CAPITAL CORPORATION

                                      Index

PART I       FINANCIAL INFORMATION                                      PAGE NO.
------       ---------------------                                      --------

Item 1       Balance Sheets
               December 31, 1999 and June 30, 1999                         1

             Statements of Operations
                Three and Six Months Ended
                December 31, 1999 and 1998                                 3

             Statements of Cash Flows
                Six Months Ended
                December 31, 1999 and 1998                                 4

             Notes to Financial Statements                                 6

Item 2       Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                              7

PART II      OTHER INFORMATION

Item 1       LEGAL PROCEEDINGS                                            11
------
Item 2       CHANGES IN SECURITIES                                        11
------
Item 3       DEFAULTS UPON SENIOR SECURITIES                              11
------
Item 4       SUBMISSION OF MATTERS TO VOTE OF
------
             SECURITY HOLDERS                                             11
Item 5       OTHER INFORMATION                                            11
------
Item 6       EXHIBITS AND REPORT ON FORM 8-K                              11
------


             SIGNATURES                                                   12

                          Part 1-FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------
                             W-W CAPITAL CORPORATION
                             -----------------------

                                 Balance Sheets

                                                             December 31,       June 30,
                                                                 1999             1999
                                                                 ----             ----
                                                             (Unaudited)
Assets
------
Current assets:
     Cash ...............................................   $    215,885    $    311,491
                                                            ------------    ------------
     Trade accounts receivable ..........................      2,378,415       2,297,593
     Less allowance for doubtful accounts ...............       (120,000)       (115,000)
                                                            ------------    ------------
         Net accounts receivable ........................      2,258,415       2,182,593
                                                            ------------    ------------
     Accounts receivable, other .........................         42,613          43,545
     Inventories:
         Raw materials ..................................        417,208         420,494
         Work-in-process ................................        239,823         240,573
         Finished goods .................................      3,019,814       2,814,682
                                                            ------------    ------------
              Total inventories .........................      3,676,845       3,475,749
                                                            ------------    ------------
     Prepaid expenses ...................................         83,228          17,058
     Current portion of notes receivable
         from related parties                                        465             465
                                                            ------------    ------------
         Total current assets ...........................      6,277,451       6,030,901
                                                            ------------    ------------

Property and equipment, at cost .........................      4,905,390       4,860,564
     Less accumulated depreciation
         and amortization ...............................     (2,918,120)     (2,786,645)
                                                            ------------    ------------
         Net property and equipment .....................      1,987,270       2,073,919
                                                            ------------    ------------

Other Assets:
     Long-term notes receivable from
         related parties, net of current portion ........         21,669          22,135
     Loan Acquisition Costs--Net of
         accumulated amortization of $27,175
         at December 31, 1999 and $11,689 at
         June 30, 1999  .................................         56,780          72,266
     Other assets .......................................         17,974          21,571
                                                            ------------    ------------
         Total other assets .............................         96,423         115,972
                                                            ------------    ------------

     TOTAL ASSETS .......................................   $  8,361,144    $  8,220,792
                                                            ============    ============

                          (Continued on following page)
                See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------

                            Balance Sheets, Continued

                                                             December 31,       June 30,
                                                                 1999             1999
                                                                 ----             ----
                                                             (Unaudited)
Liabilities
-----------
Current Liabilities:
     Accounts Payable ...................................   $  2,081,512    $  2,129,501
     Accrued property taxes .............................         28,143          23,062
     Accrued payroll and related taxes ..................        209,015         216,719
     Accrued interest payable ...........................         20,855          19,790
     Current portion of long-term notes payable .........        229,000         227,000
     Current portion of capital lease obligations .......         18,000          17,000
     Other current liabilities ..........................          3,398             874
                                                            ------------    ------------

         Total current liabilities ......................      2,589,923       2,633,946
                                                            ------------    ------------

Other Liabilities:
     Long-term notes payable, net of current portion ....      2,919,820       2,898,626
     Long-term capital lease obligations, net
         of current portion .............................         63,683          73,002
                                                            ------------    ------------
         Total other liabilities ........................      2,983,503       2,971,628
                                                            ------------    ------------

         TOTAL LIABILITIES ..............................      5,573,426       5,605,574
                                                            ------------    ------------

Stockholders' Equity
--------------------
     Preferred stock: $10.00 par value, 400,000 shares
         authorized                                                 --              --
     Common stock,  $0.01 par value, 15,000,000 shares
         authorized;  5,540,661 shares issued and
         outstanding at December 31, 1999
         and June 30, 1999 ..............................         55,406          55,406
     Capital in excess of par value .....................      3,304,629       3,304,629
     Accumulated Deficit ................................       (523,411)       (695,911)
                                                            ------------    ------------
                                                               2,836,624       2,664,124
     Less 120,264 shares of treasury stock at cost ......        (48,906)        (48,906)
                                                            ------------    ------------

         TOTAL STOCKHOLDERS' EQUITY .....................      2,787,718       2,615,218
                                                            ------------    ------------

         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY ...........................   $  8,361,144    $  8,220,792
                                                            ============    ============

                See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION

                            Statements of Operations
                                   (Unaudited)

                                                  Three Months Ended            Six Months Ended
                                                     December 31                   December 31,
                                                     -----------                   ------------
                                                 1999           1998           1999           1998
                                                 ----           ----           ----           ----
Net Sales ...............................   $ 4,485,809    $ 3,819,669    $ 9,471,195    $ 7,841,139
Cost of goods sold ......................     3,715,993      3,231,425      7,730,323      6,569,336
                                            -----------    -----------    -----------    -----------
      Gross profit ......................       769,816        588,244      1,740,872      1,271,803
                                            -----------    -----------    -----------    -----------

Operating expenses:
      Selling expenses ..................       377,970        317,320        738,449        618,094
      General and administrative expenses       345,527        339,061        718,626        656,536
                                            -----------    -----------    -----------    -----------

           Total operating expenses .....       723,497        656,381      1,457,075      1,274,630
                                            -----------    -----------    -----------    -----------

           Operating earnings (loss) ....        46,319        (68,137)       283,797         (2,827)
                                            -----------    -----------    -----------    -----------

Other income (expenses):
      Interest income ...................        14,263         16,990         31,252         36,005
      Interest expense ..................       (75,250)       (70,779)      (148,659)      (153,261)
      Gain (loss) on sale of assets .....          --            1,500           --              153
      Other income (expense), net .......         4,093          8,336          6,110         15,713
                                            -----------    -----------    -----------    -----------
           Total other income (expense) .       (56,894)       (43,953)      (111,297)      (101,390)
                                            -----------    -----------    -----------    -----------

      Earnings (loss) before income taxes       (10,575)      (112,090)       172,500       (104,217)

Provision for deferred income taxes               --             --             --             --
                                            -----------    -----------    -----------    -----------


      Net earnings (loss) ...............   $   (10,575)   $  (112,090)   $   172,500    $  (104,217)
                                            ===========    ===========    ===========    ===========


Basic earnings (loss) per common share ..           .00           (.02)           .03           (.02)
                                            ===========    ===========    ===========    ===========

Diluted earnings (loss) per common share            .00           (.02)           .03           (.02)
                                            ===========    ===========    ===========    ===========

Weighted-average number of
common shares outstanding ...............     5,540,661      5,560,794      5,540,661      5,560,794
                                            ===========    ===========    ===========    ===========



                See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION

                            Statements of Cash Flows
                                   (Unaudited)

                                                              Six Months Ended
                                                                December 31,
                                                                ------------
                                                             1999         1998
                                                             ----         ----
Cash flows from operating activities:
     Net earnings (loss) ..............................   $ 172,500    $(104,217)
     Adjustments to reconcile net earnings (loss)
         to net cash used in operating activities:
         Depreciation and amortization ................     146,962      171,077
         Gain on sale of property and equipment .......        --           (153)
         Provision for doubtful accounts receivable ...       6,850         --

     Change in assets and liabilities:
         Accounts receivable ..........................     (82,672)    (152,960)
         Inventories ..................................    (201,096)     (73,973)
         Other current and non-current assets .........     (61,641)     (86,254)
         Accounts payable .............................     (47,989)     149,852
         Accrued expenses and other current liabilities         966      (17,541)
                                                          ---------    ---------

              Net cash used in operating activities ...     (66,120)    (114,169)
                                                          ---------    ---------

Cash flows from investing activities:
     Proceeds from sale of property and equipment .....        --          1,500
     Purchase of property and equipment ...............     (44,827)     (67,906)
     Increase in other notes receivable ...............        --         (5,771)
     Proceeds from other notes receivable .............        --         25,268
     Proceeds from stockholders' notes receivable               466          428
                                                          ---------    ---------
              Net cash used in investing activities ...   $ (44,361)   $ (46,481)
                                                          ---------    ---------

                          (Continued on following page)

                             W-W CAPITAL CORPORATION
                             -----------------------

                       Statements of Cash Flows, Continued
                                   (Unaudited)

                                                                 Six Months Ended
                                                                   December 31,
                                                                   ------------
                                                                1999           1998
                                                                ----           ----
Cash flows from financing activities:
     Payments on notes payable, financial
         institutions and government entities ..........   $(8,572,474)   $  (243,805)
     Proceeds from notes payable .......................     8,595,668         40,748
     Payments on capital leases ........................        (8,319)        (7,860)
                                                           -----------    -----------
         Net cash provided by (used in) financing
                  activities ...........................        14,875       (210,917)
                                                           -----------    -----------

     Net decrease in cash ..............................       (95,606)      (371,567)
     Cash at beginning of period .......................       311,491        281,449
                                                           -----------    -----------

     Cash at end of period .............................   $   215,885    $   (90,118)
                                                           ===========    ===========


Supplemental disclosures of cash flow information:

     Cash paid during the period for interest ..........   $   144,971    $   161,567

     Installment loans to acquire property and equipment   $      --      $   128,238


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

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles for full-year financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to W-W Capital Corporation's financial statements included in its Annual Report on Form 10-K for the year ended June 30, 1999. In the opinion of management, all adjustments (consisting of normal recurring accrual basis adjustments) considered necessary for a fair presentation have been reflected in the accompanying financial statements. Operating results for the three and six month periods ended December 31, 1999, are not necessarily indicative of the result that may be expected for the year ended June 30, 2000


NOTE 2 - NET BASIC EARNINGS PER SHARE
-------------------------------------

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

         A summary of the related party transactions that effect the Company's statement of operations for the three and six months ended December 31, 1999 and 1998, respectively, is as follows:

                            Three Months Ended            Six Months Ended
                               December 31,                 December 31,
                               ------------                 ------------
Transactions with
Related parties            1999           1998           1999          1998
---------------            ----           ----           ----          ----

Rent expense          $  15,000      $  15,000      $  30,000    $   30,000

Interest expense            304            475            653           989



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

(A)      Analysis of Results of Operations
         ---------------------------------

         The Company had net earnings of $172,500 for the six months ended December 31, 1999, as compared to a net loss of $104,217 for the same period of 1998. For the three month period ended December 31, 1999, the Company incurred a loss of $10,575 as compared to a net loss of $112, 090 for the same period of 1998. The loss sustained in the quarter was attributable to a loss reported by the water and environmental product group of $105,954. This loss was attributable to the normal slow selling periods during the winter months and holiday season. The livestock equipment group had net earnings of $105,858 for the quarter ended December 31, 1999.

         Net sales increased to $9,471,195 for the six months ended December 31, 1999, compared to $7,841,139 for 1998. The following table represents actual sales by segment group.

Sales by segment group:                         Three Months Ended                    Six Months Ended
                                                   December 31,                         December 31,
                                                   ------------                         ------------

                                             1999               1998                1999              1998
                                             ----               ----                ----              ----
Livestock Handling Equipment            $    2,713,578     $   2,154,000     $     5,400,131    $    4,271,371
Water and Environmental Products             1,772,231         1,665,669           4,071,064         3,569,768
                                             ---------         ---------           ---------         ---------
           Total Sales                  $    4,485,809     $   3,819,669     $     9,471,195    $    7,841,139
                                             =========         =========           =========         =========

The sales in the water and environmental product segment increased to $4,071,064 as compared to $3,569,768 for the corresponding period of 1998. The increase of $501,296 is attributable to strong demand in the new manufactured and custom fabricated products. Titan is experiencing its usual slow down during the holiday season and the cold month of December. As weather improves and we move into the normal strong selling season of spring, Titan is expecting to see sales reach all time levels. The Company continues to see strong acceptance of its new products developed and introduced over the past year. These products include Ver-Ta-Slot PVC, Enviroflex, mega-screen, and slotted high-density polyethylene pipe. These products have allowed Titan the opportunity to go into non-traditional water well markets such as horizontal drilling, landfills, highway construction and various mining applications. With the new products, market improvements, and Titan's commitment to quality and service, the Company is anticipating strong sales throughout its traditionally strong selling seasons of spring, summer and fall. Titan will continue to expand into new markets through its efforts to establish new distributors and manufacturing representation in all areas of the country. By continually concentrating expansion in the south and the west coast, Titan should gradually eliminate being effected by weather conditions and improve its sales during the winter months.

Sales in the livestock segment increased to $5,400,131 as compared to $4,271,371 for the same period of 1998. The increase of $1,128,760 is attributable to improved cattle prices, therefore creating strong distributor/dealer demand. The Company's efforts to enter into new equine (horse) equipment and expand its product offerings in rodeo and special product sales has accounted for the increase in sales. Sales increased at both the Dodge City location and Eagle plant location in Livingston, Tennessee. Sales at the Dodge City location increased from $3,025,018 to $3,784,034 for the same six-month period of 1998 and 1999. Sales increased at the Eagle plant to $1,616,097 for the six months ended December 31, 1999 as compared to $1,245,993 for the same period of 1998. Based on present conditions, the Company anticipates sales and profits to remain strong throughout fiscal 1999-2000. The Company is presently working on several new products to be introduced during the spring and fall markets. The Company continues to make product improvements to existing products, which has been another factor in the recent increase in sales. These improvements and new product introductions have allowed the Company to gain acceptance with new customers and move into markets not normally serviced by the Company. The east coast market serviced by Eagle continues to show improvement, as this market continues to accept and appreciate a higher quality of equipment, replacing the lighter weight products previously offered in this market. The cow-calf operator, which is the largest segment of the eastern market, has learned the value in having heavy working equipment. The eastern market has seen the most significant improvements in the rodeo and equine equipment lines based on present market conditions. The livestock handling equipment segment should see strong sales and improved profits throughout the balance of the current fiscal year.

Gross margins show improvement for both the three and six months ended December 31, 1999. For the six months ended December 31, 1999, overall gross margins improved to 18.4% as compared to 16.2% for the same six-month period of 1998. Gross margins stayed relatively level at 16.0% in the water and environmental product group for the six-month period. Gross profit for the water and environmental segment improved to $647,589 for the six months ended December 31, 1999 as compared to $571,312 for the same period of 1998.

Gross margins in the livestock equipment segment improved for the six months ended December 31, 1999 to 19.8% as compared to 15.9% in 1998. The improved margins are due to some improvements in manufacturing efficiencies, as well as sales. As sales rise, expenses will not necessarily rise at the same level, therefore lowering cost as a percentage of sales. Gross profit in the livestock equipment segment increased to $1,093,283 for the six months ended December 31, 1999 as compared to $700,131 for the same six-month period of 1998.

Gross margins at the Eagle plant continue to improve as the plant utilization continues to improve and sales increase in the eastern market. Gross profits improved at the Eagle plant to $214,154 for the six months ended December 31, 1999 as compared to $137,763 for the same period of 1998.

Selling expenses as a percentage of sales decreased from 7.9% in 1998 to 7.8% in 1999. The decrease, while slight as a percentage of sales, shows the Company's cost will decline as sales continue to improve. While the percentage cost of selling expense declines, the dollars expended increased $123,355. This increase in cost was due to one additional salesman added in the livestock equipment segment and extra cost related to the introduction of new products in both segments of operation. Selling cost increased in the livestock equipment segment for the six months ended December 31, 1999 $80,637 as compared to the same period of 1998. Overall selling cost increased $39,718 in the water and environmental products group. The Company expects to maintain an aggressive approach in developing and selling new products. Through the balance of the fiscal year, management will continue to evaluate selling expense to find ways to keep costs in line as a percentage of sales, as we continue to grow markets and market share with new products.

General and administrative expense decreased as a percentage of sales to 7.6% as compared to 8.4% for the same period of 1998. The decrease as a percentage of sales was due to the increase in sales without a corresponding increase in costs. Overall dollars spent on general and administrative expenses was realized in both segments of operations. The water and environmental product segment increased $58,677 for the six months ended December 31, 1999 as compared to the same period of 1998. This was mainly due to salary increases and additional people added in the livestock equipment segment. General and administrative expenses only increased $25,381 for the six-month period ended December 31, 1999 as compared to the same period of December 31, 1998. The Company will continue to find ways to lower general and administrative expense through the use of centralization, job realignment, and line-by-line expense reductions.

Interest expense declined for the six months ended December 31, 1999 to $148,659 from $153,261 for the same period of 1998. Interest expense for the three months ended December 31, 1999 increased to $75,250 from $70,779 for the same three-month period of 1998. This increase is due to the rise in the prime interest rate and the heavy borrowing on the revolving lines to support higher inventory levels. As profits and cash flow increase, the Company plans to reduce debt, thereby reducing overall interest expense.

(B)  Liquidity and Capital Resources
     -------------------------------

The Company's principal sources of liquidity are borrowings under its credit facilities and from internally generated funds. The Company generated funds from operations with net earnings of $172,500 and used cash flow in operations of $66,120 for the six months ended December 31, 1999. The funds generated from operating cash flow and increased borrowings of $23,194 has provided adequate liquidity to meet all current obligations for the six months ended December 31, 1999. The

Company's increase in net borrowings were used to support an increase in inventories and accounts receivables. Increases in inventories and accounts receivables were due to the significant sales growth realized over the past six months.

The Company used cash in investing activities for the purchase of new property and equipment. Overall purchases of property and equipment were reduced for the six months ended December 31, 1999 to $44,827 from $67,906 for the same six months ended December 31, 1998. Cash used in financing activity resulted in a new increase in borrowings of $14,875 for the six months ended December 31, 1999, and the Company anticipates overall debt to remain steady over the balance of fiscal 2000. In November 1998, management successfully completed new banking arrangements with Norwest Business Credit of Denver. This allowed the Company the necessary capital to continue to grow and meet its obligations. The details of the arrangement called for a three-year commitment from the bank of various revolving lines and an equipment line for purchase of equipment.

To give W-W Manufacturing the opportunity to grow and eliminate its manufacturing and labor deficiencies, management entered into a letter-of-intent agreement to move the Dodge City location to Thomas, Oklahoma. The agreement called for the construction of a new 75,000 sq. foot manufacturing facility. The facility will be owned by the City of Thomas and financed through various federal, state, and local grants as well as low interest loans over a twenty year period. The Company will receive various state and local tax incentives and the cost of moving to be provided by the City of Thomas. Management successfully signed a final agreement subsequent to December 31, 1999 with the expected move date to be later in calendar 2000.

The Company has been investigating the possibility of purchasing a 46-year old livestock equipment manufacturer specializing in the production of scale and weighing devices for the agricultural market. The products manufactured include animal scales as well as grain and feed scales, both mechanical and electronic. This prospective company fits very well with the present livestock equipment segment and will open up new markets for the present product line. The Company has issued a letter in understanding on the purchase but at the time of this report no final determination or outcome on the negotiations are available.

Management believes that with net cash provided from cash flow, available lines of credit, and funds provided from earnings, it will have adequate sources to meet its current obligations. Based on the current conditions in all subsidiaries and general economic conditions, the Company anticipates continuing to make a profit for fiscal 2000. However, management does anticipate that moving the W-W Livestock Equipment plant from Dodge City to Thomas, Oklahoma would have some effects on profitability during and for a period after the move. The Company feels that with traditional cash flow continuing to improve, lower overall operating cost, and a new modern production facility, that the Company will continue to improve throughout the year.

                                     PART II
                                OTHER INFORMATION

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

     On January 14, 2000, the Company held its annual meeting of stockholders. Due to a lack of a quorum, the meeting was postponed until a later date.

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

                                            W W CAPITAL CORPORATION
                                                  (Registrant)

Dated: February 14, 2000                    By: /s/ Steve D. Zamzow
                                               ----------------------------
                                               Steve D. Zamzow,  President & CEO



Dated: February 14, 2000                    By: /s/ Mike Dick
                                               ----------------------
                                               Mike Dick, Controller