Form 10-Q
period 2000-03-31
W W CAPITAL CORP
filed 2000-06-05
CIK 831253

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For Quarterly Period Ended March 31, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing
requirements for the past 90 days. Yes _X_   No __

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class                                 Number of Shares Outstanding
-------------------                                        at May 30, 2000
   Common stock                                       -----------------------
  $0.01 Par Value                                             5,540,661

                             W-W CAPITAL CORPORATION

                                      Index

PART I              FINANCIAL INFORMATION                            PAGE NO.
------              ---------------------                            --------

Item 1              Balance Sheets
------                March 31, 2000 and June 30, 1999                   1


                    Statements of Operations
                      Three and Nine Months Ended
                      March 31, 2000 and 1999                            3

                    Statements of Cash Flows
                      Nine Months Ended
                      March 31, 2000 and 1999                            4

                    Notes to Financial Statements                        6

                    Independent Accountant's Report                      8

Item 2              Management's Discussion and Analysis
------                of Financial Condition and Results
                      of Operations                                      9

PART II             OTHER INFORMATION

Item 1              LEGAL PROCEEDINGS                                   13
------
Item 2              CHANGES IN SECURITIES                               13
------
Item 3              DEFAULTS UPON SENIOR SECURITIES                     13
------
Item 4              SUBMISSION OF MATTERS TO VOTE OF
------              SECURITY HOLDERS                                    13

Item 5              OTHER INFORMATION                                   13
------
Item 6              EXHIBITS AND REPORT ON FORM 8-K                     13
------


                    SIGNATURES                                          14

                          Part 1-FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------
                             W-W CAPITAL CORPORATION
                             -----------------------

                                 Balance Sheets

                                                    March 31,     June 30,
                                                      2000          1999
                                                      ----          ----
                                                   (Unaudited)
Assets
Current assets:
     Cash                                          $  253,783   $  311,491
                                                   ----------   ----------
     Trade accounts receivable                      2,570,793    2,297,593
     Less allowance for doubtful accounts          (  147,500)  (  115,000)
                                                   ----------   ----------
         Net accounts receivable                    2,423,293    2,182,593
                                                   ----------   -----------
     Accounts receivable, other                       223,506       43,545
     Inventories:
         Raw materials                                708,111      420,494
         Work-in-process                              326,056      240,573
         Finished goods                             3,540,484    2,814,682
                                                   ----------   -----------
              Total inventories                     4,574,651    3,475,749
                                                   ----------   -----------
     Prepaid expenses                                  44,366       17,058
     Current portion of notes receivable
         from related parties                             465          465
                                                   ----------   -----------
         Total current assets                       7,520,064    6,030,901
                                                   ----------   -----------

Property and equipment, at cost                     4,778,386    4,860,564
     Less accumulated depreciation
         and amortization                          (2,910,333)  (2,786,645)
                                                   ----------   -----------
         Net property and equipment                 1,868,053    2,073,919
                                                   ----------   -----------

Other Assets:
     Long-term notes receivable from
         related parties, net of current portion       21,669       22,135
     Loan acquisition costs, net of
         accumulated amortization of $34,918
         at March 31, 2000 and $11,689
         at June 30, 1999                              49,037       72,266
     Other assets                                      16,174       21,571
                                                   ----------   ----------
         Total other assets                            86,880      115,972
                                                   ----------   ----------

     TOTAL ASSETS                                  $9,474,997   $8,220,792
                                                   ==========   ===========

                          (Continued on following page)
                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------

                            Balance Sheets, Continued

                                                            March 31,       June 30,
                                                              2000           1999
                                                              ----           ----
                                                           (Unaudited)
Liabilities
-----------
Current Liabilities:
     Accounts Payable                                      $ 2,776,621   $ 2,129,501
     Accrued property taxes                                     27,421        23,062
     Accrued payroll and related taxes                         297,168       216,719
     Accrued interest payable                                   24,025        19,790
     Accrued income taxes                                      100,000            --
     Other accrued liabilities                                 290,736            --
     Current portion of long-term notes payable                225,000       227,000
     Current portion of capital lease obligations               19,000        17,000
     Other current liabilities                                   1,225           874
                                                             ---------     ---------
         Total current liabilities                           3,761,196     2,633,946
                                                             ---------     ---------
Other Liabilities:
     Long-term notes payable, net of current portion         2,675,222     2,898,626
     Long-term capital lease obligations, net
         of current portion                                     58,226        73,002
     Negative goodwill, net of accumulated
         amortization of $222 at March 31, 2000                 46,631            --
                                                             ---------     ---------
         Total other liabilities                             2,780,079     2,971,628
                                                             ---------     ---------

         TOTAL LIABILITIES                                   6,541,275     5,605,574
                                                             ---------     ---------

Stockholders' Equity
     Preferred stock: $10.00 par value, 400,000 shares
         authorized                                                 --            --
     Common stock, $0.01 par value, 15,000,000
         shares authorized 5,540,661 shares issued
         and outstanding at March 31, 2000
         and June 30, 1999                                      55,406        55,406
     Capital in excess of par value                          3,304,629     3,304,629
     Accumulated Deficit                                    (  377,407)   (  695,911)
                                                             ---------     ---------
                                                             2,982,628     2,664,124
     Less 120,264 shares of treasury stock at cost          (   48,906)   (   48,906)
                                                             ---------     ---------

         TOTAL STOCKHOLDERS' EQUITY                          2,933,722     2,615,218
                                                             ---------     ---------

         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                              $ 9,474,997   $ 8,220,792
                                                             =========     =========

                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------

                            Statements of Operations
                                   (Unaudited)

                                                Three Months Ended         Nine Months Ended
                                                      March 31,                 March 31,
                                                     ---------                  ---------

                                                 2000         1999          2000          1999
                                                 ----         ----          ----          ----
Net Sales                                   $ 4,994,361   $ 3,960,721   $14,465,557   $11,801,859
Cost of goods sold                            3,901,227     3,211,060    11,631,550     9,780,395
                                              ---------    ----------    ----------    ----------
      Gross profit                            1,093,134       749,661     2,834,007     2,021,464
                                              ---------    ----------    ----------    ----------
Operating expenses:
      Selling expenses                          389,612       361,355     1,128,062       979,449
      General and administrative expenses       402,936       301,717     1,121,562       958,253
                                              ---------    ----------    ----------    ----------
           Total operating expenses             792,548       663,072     2,249,624     1,937,702
                                              ---------    ----------    ----------    ----------
           Operating earnings                   300,586        86,589       584,383        83,762
                                              ---------    ----------    ----------    ----------
Other income (expenses):
      Interest income                            17,405        18,184        48,657        54,190
      Interest expense                        (  78,259)   (   70,469)   (  226,918)    ( 223,731)
      Gain (loss) on sale of assets                  --         1,500            --         1,653
      Other income (expense), net                 6,272         4,075        12,382        19,788
                                              ---------    ----------    ----------    ----------
           Total other income (expense)       (  54,582)   (   46,710)   (  165,879)   (  148,100)
                                              ---------    -----------   ----------    ----------

      Earnings (loss) before income taxes       246,004        39,879       418,504    (   64,338)

Income taxes                                    100,000            --       100,000            --
                                              ---------    -----------   ----------    ----------

      Net earnings (loss)                    $  146,004   $    39,879   $   318,504   $(   64,338)
                                              =========    ==========    ==========    ==========

Earnings Per Common Share
      Basic
           Net earnings (loss)                      .03           .01           .06    (      .01)
           Weighted average number of
                common shares                 5,540,661     5,540,661     5,540,661     5,540,661

      Diluted
           Net earnings (loss)                      .03           .01           .06    (      .01)
           Weighted average number of
                common shares                 5,586,004     5,559,681     5,586,004     5,559,681

                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------

                            Statements of Cash Flows
                                   (Unaudited)

                                                            Nine Months Ended
                                                                March 31,
                                                                ---------
                                                            2000         1999
                                                            ----         ----
Cash flows from operating activities:
     Net earnings (loss)                                $  318,504   $(  64,338)
     Adjustments to reconcile net earnings (loss)
         to net cash provided by operating activities:
         Depreciation and amortization                     219,512      253,228
         Gain on sale of property and equipment                 --    (   1,653)
         Provision for doubtful accounts receivable         31,932           --
         Amortization of negative goodwill              (      222)          --

     Change in assets and liabilities:
         Accounts receivable                            (  227,788)      14,483
         Inventories                                    (  729,971)   ( 185,919)
         Other current and non-current assets           (   87,756)   (  71,808)
         Accounts payable                                  508,301      188,723
         Accrued expenses and other current liabilities    212,923       30,589
                                                         ---------     --------
              Net cash provided by operating activities    245,435      163,305
                                                         ---------     --------
Cash flows from investing activities:
     Proceeds from sale of property and equipment               --        3,000
     Purchase of property and equipment                 (   62,397)    ( 74,363)
     Increase in other notes receivable                         --     (  8,090)
     Proceeds from other notes receivable                       --       25,268
     Proceeds from stockholders' notes receivable              466          428
     Cash acquired in acquisition of subsidiary             14,988           --
                                                          --------    ---------
              Net cash used in investing activities    $(   46,943)   $( 53,757)
                                                          --------     --------

                          (Continued on following page)

                             W-W CAPITAL CORPORATION
                             -----------------------

                       Statements of Cash Flows, Continued
                                   (Unaudited)

                                                             Nine Months Ended
                                                                 March 31,
                                                                 ---------

                                                              2000           1999
                                                              ----           ----
Cash flows from financing activities:
     Payments on notes payable, financial
         institutions and government entities             $(13,291,957)  $(4,040,485)
     Proceeds from notes payable                            13,048,533     3,793,619
     Payments on capital leases                            (    12,776)   (   13,405)
                                                           -----------    ----------
         Net cash used in financing activities             (   256,200)    ( 260,271)
                                                           -----------    ----------

     Net decrease in cash                                  (    57,708)    ( 150,723)
     Cash at beginning of period                               311,491       281,449
                                                           -----------   -----------

     Cash at end of period                                 $   253,783   $   130,726
                                                           ===========   ===========

Supplemental disclosures of cash flow information:

     Cash paid during the period for interest              $   220,059   $   231,757

     Installment loans to acquire property and equipment   $    18,020   $   178,287


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

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles for full-year financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to W-W Capital Corporation's financial statements included in its Annual Report on Form 10-K for the year ended June 30, 1999. In the opinion of management, all adjustments (consisting of normal recurring accrual basis adjustments) considered necessary for a fair presentation have been reflected in the accompanying financial statements. Operating results for the three and nine month periods ended March 31, 2000, are not necessarily indicative of the result that may be expected for the year ended June 30, 2000.

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

         A summary of the related party transactions that effect the Company's statement of operations for the three and nine months ended March 31, 2000 and 1999, respectively, is as follows:

                           Three Months Ended          Nine Months Ended
                                March 31,                   March 31,
                                ---------                   ---------
Transactions with

Related parties            2000          1999          2000          1999
---------------            ----          ----          ----          ----

Rent expense            $ 15,000      $ 15,000      $ 45,000      $ 45,000

Interest expense             259           434           912         1,423


NOTE 4 - FIRE
-------------

         On March 17, 2000, W-W Manufacturing suffered a fire at its hydraulic chute manufacturing plant in Weatherford, Oklahoma. Subsequent to March 31, 2000, the Company received a partial payment of insurance proceeds in the amount of $180,000, which has been reflected as a receivable in the accompanying financial statements. Property and equipment has been reduced by the estimated loss and a liability has been accrued to reflect additional charges expected resulting from the fire in the amount of recorded proceeds. The Company expects insurance coverage to be adequate to cover all expenses and replacements associated with the fire.

NOTE 5 - BUSINESS COMBINATION
-----------------------------

         On March 21, 2000, W-W Manufacturing, a wholly owned subsidiary of W-W Capital Corporation, acquired various assets and assumed various liabilities of the Adrian J. Paul Company of Duncan, Oklahoma out of bankruptcy. The transaction was accounted for as a purchase and, accordingly, the excess of the asset values acquired over liabilities assumed were used first to reduce long-term assets and the remainder was recorded as negative goodwill of $46,853. The negative goodwill will be amortized over 20 years on the straight-line method. The financial statements presented for W-W Capital reflect the acquisition from the date acquired.

         The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the business combination had occurred on June 30, 1999.

                         Revenues                      $ 15,749,405
                         Net earnings                       367,331
                         Earnings per share            $        .07

         The above amounts are based upon certain assumptions and estimates, which the Company believes are reasonable. The pro forma results do not necessarily represent results which would have occurred if the business combination had taken place at the date and on the basis assumed above.

Independent Accountant's Report
-------------------------------

Board of Directors and Stockholders
W-W Capital Corporation
Fort Collins, Colorado


         We have reviewed the accompanying balance sheets, statements of operations, and cash flows of W-W Capital Corporation and consolidated subsidiaries as of March 31, 2000, and for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


                                                 BROCK AND COMPANY, CPAs, P.C.



Fort Collins, Colorado
May 30, 2000

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

         The business of the Company is carried on within two segments by a number of operating units. The livestock handling equipment segment is composed of W-W Manufacturing (W-W Manufacturing, Eagle Enterprises), W-W Paul Scales
(Paul), and the water and environmental product segment is represented by Titan Industries (Titan).

(A)      Analysis of Results of Operations
         ---------------------------------

         The Company incurred net profits of $146,004 and $318,504, for the three and nine month periods ended March 31, 2000, as compared to a net profit of $39,879 and a net loss of $(64,338) for the same periods of 1999.

         Net sales increased to $14,465,557 for the nine months ended March 31, 2000, compared to $11,801,859 for 1999. The following table represents actual sales by segment group.

Sales by segment group:                       Three Months Ended          Nine Months Ended
                                                   March 31,                  March 31,
                                                   ---------                  ---------

                                              2000          1999          2000          1999
                                              ----          ----          ----          ----

Livestock Handling Equipment              $ 3,031,951   $ 2,401,772   $ 8,432,082   $ 6,673,142
Water and Environmental Products            1,962,410     1,558,949     6,033,475     5,128,717
                                          -----------   -----------   -----------   -----------
           Total Sales                    $ 4,994,361   $ 3,960,721   $14,465,557   $11,801,859
                                          ===========   ===========   ===========   ===========

The sales in the water and environmental product segment increased to $6,033,475 as compared to $5,128,717 for the corresponding period of 1999. The increase of $904,758 is attributable to strong demand in the new manufactured and custom fabricated products. Titan experienced its usual slow down during the holiday season and the cold months of January and February. However, due to steps taken to avoid this usual slow down and a mild winter season, Titan has experienced strong sales through the nine months ended March 31, 2000. As weather improves and we move into the normal strong selling season of spring, Titan is expecting to see sales reach all time levels. The company continues to see strong acceptance of its new products developed and introduced over the past several years. These products include Ver-Ta-Slot PVC, Enviroflex, mega-screen, and slotted high-density polyethylene pipe. These products have allowed Titan the opportunity to go into non-traditional water well markets such as horizontal drilling, landfills, highway construction and various mining applications. With these new products, market improvements, and Titan's commitment to quality and service, the Company is anticipating strong sales throughout the spring, summer and fall selling seasons. Titan will continue to expand into new markets through its efforts to establish new distributors and manufacturing representation in all areas of the country. By continually concentrating expansion in the south, east, and the west coast, Titan should not be effected by weather and economies so as to eliminate major impacts on sales.

Sales in the livestock equipment segment increased dramatically to $8,432,082 for the nine months ended March 31, 2000 as compared to $6,673,142 for the same period of 1999. This increase of $1,758,940 is attributable to strong cattle prices as well as overall strong conditions in the livestock markets. Significant increases were realized with the new Champion horse stall, barn systems, and riding arenas. Sales have also been strong in special products, expo sales, and rodeo equipment. Sales for the three months ended March 31, 2000 increased $630,179 as compared to an increase of $71,102 for the same period of 1999. Sales increased at the Livingston, Tennessee plant to $2,559,620 for the nine months ended March 31, 2000 as compared to $2,056,489 for the same period of 1999. Sales at W-W Manufacturing (Dodge City plant) increased to $5,806,310 from $4,616,653 for the same nine month period ended March 31, 1999. Based on present conditions, the Company anticipates sales and profits to remain strong throughout fiscal 1999-2000. The Company is presently working on several new products to be introduced during the upcoming fall markets. Product improvements to existing products include squeeze chutes, headgates, rodeo equipment, and equine equipment which have been another factor in the recent increase in sales. These improvements and new product introductions have allowed the Company to gain acceptance with new customers, and into markets not normally serviced by the Company. The Company is currently negotiating with several new customers to take on the Company product line and has seen strong interest at trade shows from new customers not presently carrying our product line. The east coast market, serviced by the Livingston plant, continues to show improvement, as this market continues to accept and appreciate a higher quality of equipment, replacing the lighter weight products previously offered in this market. The cow-calf operator, which is the largest segment of the eastern market, has learned the value in having heavy working equipment. The eastern market has seen the most significant improvements in the rodeo and equine equipment lines based on present market conditions. The livestock handling equipment segment should see strong sales and improved profits throughout the balance of the current fiscal year.

Gross margins improved for the nine months ended March 31, 2000 to 19.6% as compared to 17.1% for the same period ended March 31, 1999. Gross margins in the livestock equipment segment improved to 20.7% for the nine months ended March 31, 2000 as compared to 17.8% for the same period of 1999. Margins improved at both the Dodge City and Livingston (Eagle) plants with the biggest increase at the Dodge City location. Margins and operating profits continue to improve at the Eagle plant showing an improved gross profit of $344,504 for the nine months ended March 31, 2000 as compared to $291,760 for the same period of 1999. Operating profits improved to $185,358 as compared to $145,350 for the same nine month period of March 31, 2000 and March 31, 1999. The increase in gross margins and operating profits is a direct result of improved manufacturing efficiency and less dependence on the Dodge City plant for parts. Operating profits at the Dodge City plant improved to $453,317 for the nine months ended March 31, 2000 as compared to $131,619 for the same period of March 31, 1999. This improvement was due to improved efficiencies in production and the ability of the Dodge City plant to increase shipments. Overall, gross margins at the Dodge City plant improved from 19.5% for the nine months ended March 31, 1999 to 23.8% for the same period of March 31, 2000. The steps taken to combat the labor shortage in Dodge City by having the Weatherford, Oklahoma plant help with production allows for the significant increase in shipments therefore, improving gross margins and profits. The Company anticipates this improvement to continue through the fourth quarter of the current fiscal year.

Gross margins in the water and environmental segment increased from 15.3% in 1999 to 17.5% in 2000. This increase is due to the Company continuing its efforts with custom fabricated and manufactured products. With the Company seeking higher margin products and expanding into new markets, gross margins are expected to continue to improve. Operating earnings for the nine months ended March 31, 2000 improved to $243,601 as compared to $114,577 for the same period of 1999. While Titan normally realizes a downturn during the third quarter of each fiscal year, the steps taken to reduce this downturn have helped to maintain at least break-even sales and margin levels for the quarter. Titan is continuing to develop markets and products that will improve sales during this slow period, therefore allowing the Company to be profitable during all periods of the year.

Selling expenses as a percentage of sales decreased from 8.3% in 1999 to 7.8% for the nine months ended March 31, 2000. The decrease is primarily due to the significant increase in sales as compared to dollars spent on creating the sales. The Company has increased its sales and marketing expenses over the last twelve months and is now realizing the benefits of these efforts. Total dollars expended on selling expenses has increased to $1,128,062 for the nine months ended March 31, 2000 as compared to $979,449 for the same period of 1999. this increase is due to higher expenses being realized in attending trade shows, travel costs, and general costs of marketing its products. In both segments, the Company will continue its aggressive marketing plans to gain market share over the spring and summer months. Management is presently evaluating its entire marketing plan and will continue to find new ways to market its products.

Overall, general and administrative expenses decreased as a percentage of sales from 8.1% in 1999 to 7.8% for the corresponding period of 2000. The overall decrease is due to the significant increase in sales without a corresponding increase in general and administrative expenses. While there was a decrease in general and administrative expenses as a percentage of sales, the actual dollar expended increased $163,309. This increase was due to increased cost at the various company subsidiaries while expenses at the corporate headquarters remained constant as compared to 1999. The Company is continually seeking ways of lowering general and administrative expenses through the use of centralization, job realignment, and line-by-line expense reduction.

Interest expense increased slightly to $226,918 for the nine months ended March 31, 2000 as compared to $223,731 for the same period of 1999. This change is due to increased borrowing by the water and environmental segment due to the high inventory levels being maintained. Also, the increase is due to the present rise in the prime interest rate. The Company anticipates borrowings to remain fairly constant over the next several months and interest cost to increase due to the Federal Reserve continuing its pressure to raise the prime rate.

 (B)  Liquidity and Capital Resources
      -------------------------------

The Company had net income of $318,504 for the nine months ended March 31, 2000 as compared to a net loss of $64,338 for the same period of 1999. Net income for the three month period ended March 31, 2000 was $146,004 as compared to $39,879 for the same period of 1999. The Company continues to have a positive cash flow provided by operating activities increasing to $245,435 as compared to $163,305 for the same period of 1999. With a large backlog of orders and entering the strong spring and summer market, the Company anticipates that profits will hit all time levels.

During the third quarter, the livestock equipment segment successfully closed a transaction that acquired the assets of the Adrian J Paul Company. This 46-year old company is a leader in manufacturing livestock scales that are used in weighing all types of livestock. The Company acquired the assets out of bankruptcy at a negotiated purchase price of $296,500. Funds were provided for the purchase with borrowings on a new line of credit from Wells Fargo Business Credit

(formerly Norwest Business Credit) and internally generated funds from current profits. The operations will be reported as a division of the livestock equipment segment in future reports. The Company and operating statements for the nine months ended March 31, 2000 reflect operations of this division for an eleven day period. Sales for the period were $66,152 with a net profit of $5,173.

The Company used net cash in investing activities for the purchase of property and equipment. Net cash used in financing activities resulted in a net decrease in borrowings for the nine months ended March 31, 2000 of $256,200, and the Company anticipates debt to be reduced in the livestock equipment segment with borrowing to remain at maximum levels in the water and environmental segment due to the maintenance of high inventory levels. The Company added to the livestock equipment segment's line of credit to provide the necessary cash to purchase the assets of the Adrian J Paul Company. Management believes that the present lines of credit will be adequate to maintain the present sales growth.

To give W-W Manufacturing the opportunity to grow and eliminate its manufacturing and labor deficiencies, management has begun construction on a new 75,000 square foot manufacturing facility in Thomas, Oklahoma. It is anticipated that the facility will be completed in November 2000 for move in and production set up in December 2000.

On March 17, 2000, the livestock equipment segment suffered a fire at its hydraulic chute manufacturing plant in Weatherford, Oklahoma. This location was closed down for a ten-day period and only suffered a slight loss in sales orders. The Company has moved and set up production in temporary facilities in Thomas, Oklahoma and will be moved into the new manufacturing facility in November 2000. The Company has adequate insurance coverage and will not suffer any monetary loss from the fire. The accompanying financial statements reflect an estimated cost and related receivables regarding the fire.

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

                                        W W CAPITAL CORPORATION
                                             (Registrant)

Dated:   May 30, 2000                   By:/s/ Steve D. Zamzow
                                           ----------------------------
                                        Steve D. Zamzow, President & CEO



Dated:   May 30, 2000                   By:/s/ Mike Dick
                                           ----------------------------
                                        Mike Dick, Controller