Form 10-K
period 2000-06-30
W W CAPITAL CORP
filed 2000-10-25
CIK 831253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

 X      Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
---     Act of 1934

For the Fiscal year ended June 30, 2000 or
                          -------------

        Transition report pursuant to Section 13 or 15(d) of the Securities
---     Exchange Act of1934

For the Transition period from ____________ to ____________


Commission File No.: 0-17757


                             W W CAPITAL CORPORATION
--------------------------------------------------------------------------------

(Exact name of registrant as specified in its charter)

             Nevada                                          93-0967457
--------------------------------------                    ---------------
(State or other jurisdiction of                            (IRS Employer
 incorporation of organization)                          Identification No.)

3500 JFK Parkway, Suite 202
Ft. Collins, Colorado                                        80525
------------------------------------                  ------------------
Address of principal executive office)                     (Zip Code)


Registrant's telephone number, including area code: (970) 207-1100
                                                    ---------------

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

                      Yes   X                   No
                         --------               --------

The aggregate market value of the voting stock held by non-affiliates of the Company on October 11, 2000 (5,283,755 shares of common stock) was $332,877 based on the average of the bid and asked prices ($0.063 per share) as quoted on the over the counter market.

The number of shares outstanding of each of the Company's sales of common stock, as of October 11, 2000 was:

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

On March 21, 2000, W-W Manufacturing, a wholly owned subsidiary of the Company, acquired various assets and assumed various liabilities of the Adrian J. Paul Company, (renamed W-W Paul Scales) of Duncan, Oklahoma, out of bankruptcy. The transaction was accounted for as a purchase and, accordingly, the excess of the asset values acquired over the liabilities assumed were used first to reduce long term assets and the remainder was recorded as negative goodwill of $46,853. W-W Paul Scales operates as a subsidiary of W-W Manufacturing and is currently doing business in a 35,000 square foot facility leased under a two year agreement. The Company's primary functions are the manufacture of livestock scales.

(b)               Financial Information About Industry Segments
---               ---------------------------------------------

The business of the Company is carried on within two segments by four operating units, each with its own organization. The management of each operating subsidiary unit has responsibility for product development, manufacturing, marketing and for achieving a return on investment in accordance with the standards and budgets established by W W Capital. Overall supervision, coordination and financial control are maintained by the executive staff from the corporate headquarters located at 3500 JFK Parkway, Suite 202, Ft. Collins, Colorado. As of June 30, 2000, the Company and its segments had approximately 200 employees. The reader is referred to Item 7, Management's Discussion, and Analysis of Financial Condition and Results of Operations and notes to the Company's financial statements for certain financial information regarding these segments.

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

This division generated 57.4% of total corporate sales in 2000 compared to 55.6% for fiscal 1999.

Principal Products, Markets and Distribution
--------------------------------------------

The livestock handling group manufactures a broad line of cattle handling, equine (horse), and rodeo equipment and containment systems. Farmers, ranchers, rodeos, county fairs, veterinarians, and universities use this equipment. Presently with its 56-year-old history W-W Manufacturing the primary subsidiary of this segment, is well recognized in the industry as the leader in production of livestock equipment. With the acquisition of Eagle Enterprises, October 1992, the Company has experienced growth with this segment. Eagle had manufactured all types of livestock feeding equipment and various containment systems similar to that manufactured by W-W Manufacturing. The Eagle line of products is primarily distinguished from W-W Manufacturing's products by a purchase decision that is primarily motivated/driven by pricing considerations.

Since the purchase of Eagle, the Company eliminated some of its line of feeding equipment which had not been profitable. By elimination of these products, Eagle has the manufacturing capacity to produce the majority of W-W Manufacturing line of products, thus improving its delivery time to dealer/distributors in the east, and southeastern United States. The Eagle plant was realigned to complement the W-W Manufacturing line of products and all products will be sold under the W-W Manufacturing name. This is significant since the W-W line has a long-term (56 years) reputation as an industry leader and manufacturing of quality equipment. Now that the W-W Manufacturing line is manufactured at Eagle, Eagle has reintroduced a redesigned feeding line to meet customer needs and enabling Eagle to produce it profitably. This reintroduction has helped Eagle reclaim sales levels that were lost when the feeding line was dropped as well as pick up new sales from customers previously handling the W-W Manufacturing line only. The redesigned feeding line has been introduced into the midwest and west markets and is now being manufactured at W-W Manufacturing. Feed equipment has proven to be a lower margin product line but continues to sell during depressed market conditions and is used as a lead in product to gain new customers acceptance for the traditional higher margin W-W working equipment line.

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

With the acquisition of Adrian J. Paul Scales, on March 21, 2000 the Company has entered the new market of livestock scales. These scales are used to weigh and track the development of various livestock. This market compliments the W-W line of equipment and can be sold by the existing W-W distributor/dealer network. Also the W-W line of products is being offered and sold by the distributors and dealers of theW-W Paul Scale Company. The Company is in the process of developing several new scales that will compliment and work interrelated with the W-W cattle line of chutes.

Cost of distribution of products has and will continue to be a problem for the customers and the Company. To help lower this cost, the Company needs to continue to find ways to fill trucks with a variety of products. With the reintroduction of the feed equipment, and other horse related products, the Company believes these products will help reduce its distribution cost and provides its customer the opportunity to carry more items with less depth of inventory.

Management believes these developments are key to the success of the Company's future expansion, and intends to continue to increase its dealer/distributor network vigorously. Demonstrations, seminars and special designs will continue to be offered and special discounts given to principal distributors for volume purchases.

Raw Materials and Facilities
----------------------------

The manufacture of livestock handling equipment requires various sizes of steel, tubing, and other related steel products. The products necessary for fabrication of equipment are purchased from numerous steel companies, and the Company has experienced no difficulties in obtaining adequate supplies. The divisions of this segment are located as follows: W-W Manufacturing, the largest by sales volume of the four divisions, is located at 2400 East Trail Street, Dodge City, Kansas. Eagle Enterprises, is located at 175 Windle Community Road, Livingston, Tennessee. The hydraulic chute division is located at 108 S. Main, Thomas, Oklahoma. W-W Paul Scales is located at Hwy 81 South, Duncan, Oklahoma.

Competition
-----------

The Company encounters competition in varying degrees in both cattle handling and equine product lines. Competitors are primarily domestic producers of similar products. These companies compete in price, delivery schedules, quality, product performance, and other conditions of sales. During 2000 and 1999, management invested in new equipment, did extensive training, scheduled many live demonstrations, improved plant efficiencies, introduced new product improvements and new products, in order to maintain its competitive edge.

Strategy for Growth
-------------------

Growth is anticipated in two areas. First, the Company will continue to expand the distributor/dealer network throughout the country. Future growth will, however, be constrained by availability of capital resources and continuing good market conditions.

Diversification into related product areas now served by the Company could afford a second area for growth as shown with the acquisition of the W-W Paul Scale Co. Management believes W-W Manufacturing's 56 year old reputation for quality, as well as for introducing new innovations into existing products, has positioned the Company ideally as a marketer for new products of its own as well as other companies' products.

Continued emphasis will be put on specials and special sales to universities, expo centers and fairgrounds. This highly visible use of equipment provides product endorsement for the standard line of products and help distributors/dealers to sell product to the end consumer.


                      WATER AND ENVIRONMENT PRODUCTS GROUP
                      ------------------------------------

The water and environmental products group consists of Titan Industries of Paxton, Nebraska with distribution locations in Dodge City, Kansas and its division, Wholesale Pump and Supply in Oklahoma City, Oklahoma. This group accounts for 42.6% of total corporate sales for the fiscal year 2000. This compared with 44.4% in fiscal year 1999.

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

Competition
-----------

The water well supply division of Titan experiences a high degree of competition and only sells within a close proximity to its three distribution points. The environmental products consisting of well screen flush jointed pipe, and new horizontal drilling products have achieved a unique position in their various markets. These products encounter some degree of competition, but due to their unique design and availability of production, Titan maintains a market dominance in this area, throughout the United States. The Company continues to invest in new equipment to enhance production and improve delivery time. Since the completion of the facility the Company has enjoyed new customer growth across the country.

Strategy for Growth
-------------------

Growth is anticipated in many areas. First, distributor demand for the Company's existing product lines has continued to remain strong as more and more distributors around the country have become aware of Titan's quality and reliability of delivery. The Company is maturing and growing in name recognition as a leader in the fabricated PVC and polyethylene pipe market. Second, the Company has started marketing Tru-Blue PVC Screens. Tru-Blue is a ribbed PVC pipe product manufactured in India and is slotted with a protected square ridge, thus retaining a more effective open area and making the screen more efficient. The Company has an exclusive marketing agreement to fabricate the product in the United States. Third, the Company has continued to develop new slotting techniques using high-density polyethylene pipe for use in the horizontal drilling industry. Enviroflex continues to develop as the product of choice in the directional drilling market. Fourth, the Company's expansion into custom fabrication of products used for filtration, drainage, dewatering, and other construction applications continues to grow at a healthy pace. The Company feels that the responsiveness to market demands for various custom applications should provide excellent opportunities for growth. Recent developments for the need of a perforated and slotted flat sheet of PVC and polyethylene for use in shaker screen machining has been identified as a potential market and the Company's sales and marketing departments are currently researching market size and product demand. The Company has recently increased development of a new aerobic septic system product to market in areas where the ground is not permeable. The aerobic system purifies waste water, which can then be used for irrigation or safely discharged in other manners.

                   OTHER INFORMATION RELATIVE TO THE BUSINESS
                   ------------------------------------------

Patents and Trademarks
----------------------

Under the water and environment segment of the business, the Company holds no patents or registration trademarks or service marks. With the purchase of the Adrian J. Paul Company, the livestock handling equipment segment, has acquired various patents. These patents are all current and registered with the United States Patent Trademark Office. These patents deal with systems for weighing non-stationary objects, torqe bar suspension scales with strap assemblies and an on board truck weighing system.

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

Dependence Upon a Single Customer
---------------------------------

Not Applicable

Dollar Amount of Backlog Orders
-------------------------------

Backlog in the livestock handling equipment group was $1,860,000 in 2000 as compared to $1,210,000 in 1999. This increase from 1999 is due to general improvement in cattle market conditions and the introduction of new equine equipment and special projects. This is expected to improve as we move into the fall season.

The water and environmental products segment showed a backlog increase from $375,000 in 1999 to $701,000 on June 30, 2000. This increase is due to larger demand for manufacturing goods. Substantially all the backlog is expected to be realized as sales during the first quarter of the 2001 fiscal year.

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

Compliance with Environmental Controls
--------------------------------------

The Company faces various issues with the EPA regarding its paint systems within the livestock equipment segment of the business. The problems with the Dodge City, Kansas and temporary Thomas, Oklahoma plants will be solved with the powder coat paint system being installed in the new plant in Thomas, Oklahoma. In the (Eagle) plant located in Livingston, Tennessee, the Company has been issued a temporary paint operating permit through December 31, 2000. By that time, the Company has to be compliant with the VOC's and HAP's emitted due to the present flow coat paint system. Over the past year, management has worked with various paint suppliers to come up with a solution that will solve the problem of emissions in the air and meet the governmental guidelines. The first step taken was to change the present paint to a water soluble paint, thereby lowering the VOC's to an acceptable level. The second stage is to locate and install a powder coat paint system by December 31, 2000. At the present time, management has located the majority of the powder coat system to be installed, but since it needs modifications due to the height of the product to be painted, it will not meet the completion date of December 31, 2000. Management has been in contact with the EPA offices and it appears that an extension under its' current permit will be granted until the new powder coat system is completed. To the best of its knowledge, the Company believes that it is presently in substantial compliance with all existing environmental laws.

Item 2.           Properties
-------           ----------

The Company's corporate headquarters is located at 3500 JFK Parkway, Suite 202, in Ft. Collins, Colorado, and is leased from an unrelated third party.

The livestock handling equipment division is located at 2400 East Trail Street, Dodge City, Kansas. This facility is leased from Murle F. and Sara R. Webster, shareholders of the Company, for $5,000 per month, on a month to month basis. This facility is comprised of approximately 40,000 square feet in three buildings. The Company had its hydraulic division located at 401 Loomis Rd., Weatherford, Oklahoma, which suffered a fire on March 17, 2000. Subsequently, the Company relocated this plant to Thomas, Oklahoma until completion of the new facility. This temporary facility is comprised of approximately 3,000 square feet.

Eagle  Enterprises  is  located  at  175  Windle  Community  Road,   Livingston,
Tennessee. This facility is owned by the Company and has approximately 40,000 square feet located on 11.5 acres of land.

W-W Paul Scales is located at Highway 81 South, Duncan, Oklahoma. This facility is leased for $4,000 per month through April 2002 and has approximately 35,000 square feet located on 13.2 acres of land.

The water and environmental products group conducts its primary operations at Highway 30, Paxton, Nebraska, in a facility which consists of general offices, manufacturing facilities and open storage areas. This facility is approximately 25,000 square feet on 10.1 acres of land. The Company also has a distribution facility at 11555 S. Hwy 283, Dodge City, Kansas. The Company owns both of the aforementioned locations. Titan leases a third distribution facility for its division, Wholesale Pump and Supply, located at 1203 SE Grand Blvd, Oklahoma City, Oklahoma. The facility consists of approximately 10,000 square feet of space, and is rented on a month to month basis for $1,500 per month.

Item 3.           Legal Proceedings
-------           -----------------

Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders
-------           ---------------------------------------------------

No matters were submitted for a vote of security holders of the Company during the fourth quarter of the fiscal year ended June 30, 2000.

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matter
-------     --------------------------------------------------------------------

Market Information
------------------
                                        High Bid               Low Bid
                                        --------               -------
Quarter ended
-------------
September 30, 1998                       $ 0.150               $ 0.130
December 31, 1998                          0.150                 0.063
March 31, 1999                             0.313                 0.063
June 30, 1999                              0.063                 0.063

September 30, 1999                       $ 0.063               $ 0.063
December 31, 1999                          0.063                 0.063
March 31, 2000                             0.500                 0.063
June 30, 2000                              0.063                 0.063

The Company's common stock is listed on the over-the-counter market and trades under the symbol "WWCL".

Holders
-------

As of October 11, 2000 the Company had approximately 566 record holders of its common stock, not including some individuals holding shares in street name.

Dividends
---------

The Company did not pay dividends during 2000 or 1999 and does not intend to pay cash dividends in the foreseeable future. The management of the Company intends, for the present, to retain all available funds for the development of its business. Additionally, certain of the Company's loan covenants prohibit the paying of dividends.

Item 6.           Selected Financial Data
-------           -----------------------

                                                        Year ended June 30
-----------------------------------------------------------------------------------------------------------------
     SUMMARY OF OPERATIONS
                                   2000              1999             1998              1997             1996
     Net Sales                 21,263,753        16,387,043       15,576,140        15,072,285       14,512,234
     Gross Profit Margin        4,051,494         3,084,962        2,867,106         2,859,843        2,412,831
     Operating Earnings           634,220           303,671          247,454           349,922         (461,213)
     (Loss)
     Interest Expense             316,604           293,632          340,182           374,522          382,901
     Operating Expense          3,417,274         2,781,291        2,619,652         2,509,921        2,874,044
     Net Earnings (Loss)          338,777           104,808           87,420            28,120         (717,799)

     PER SHARE DATA
     --------------
     Earnings                         .06               .02              .02          (A)  .00            (.13)
     Dividends per Common             .00               .00              .00               .00             .00
     Share

     Weighted Average           5,540,661         5,540,661        5,560,794         5,549,544        5,530,661
     Shares Outstanding

     FINANCIAL CONDITION
     -------------------
     Total Assets               9,645,484         8,220,792        7,680,578         8,679,093        8,893,908
     Fixed Assets (Net)         1,959,327         2,073,919        2,103,249         2,296,363        2,601,594
     Long-Term Debt             2,851,618         2,971,628        2,860,930           577,074        1,927,267
     Stockholders Equity        2,953,995         2,615,218        2,510,410         2,452,990        2,424,240
     Working Capital  (1)       3,949,982         3,396,955        3,116,776           289,203        1,284,898
     Current Ratio   (2)             2.08              2.29             2.35              1.05             1.28

A.       Less than .01 cent

(1) The year ended 1997 reflects a classification of debt from long-term to current due to the renewal of bank lines less than one year.

         The year ended 1998 reflects a reclassification of debt from short-term to long-term due to the renewal of its bank lines for longer than one year.

(2)      Percent of current assets to current liabilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------   ----------------------------------------------------------------------

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

                                             2000                       1999                         1998
                                 ------------------------     ---------------------         ---------------------
Livestock Handling Equipment       $12,210,587      57.4%     $9,108,446       55.6%        $8,988,175      57.7%
Water and Env'l Products             9,053,166      42.6       7,278,597       44.4          6,587,965      42.3
                                 -------------    ------      ----------     ------         ----------   -------

Total Revenues                      21,263,753     100.0      16,387,043      100.0         15,576,140     100.0
Cost of Revenues                    17,212,259      80.9      13,302,081       81.2         12,709,034      81.6
                                 -------------     ------     -----------     ------      -------------   -------
Gross Profit                         4,051,494      19.1       3,084,962       18.8          2,867,106      18.4

Selling, General, and
Administrative Expense               3,417,274      16.1       2,781,291       17.0          2,619,652      16.8
                                 -------------    ------     -----------     ------      -------------   -------
Operating Earnings                     634,220       3.0         303,671        1.8            247,454       1.6
Other Income (Expense)                  83,161       0.4          94,769        0.6            180,148       1.2
Interest Expense                      (316,604)     (1.5)       (293,632)      (1.8)          (340,182)     (2.2)
                                 -------------    ------     ------------    -------     -------------   -------
Earnings Before Income Taxes           400,777       1.9         104,808        0.6             87,420       0.6

Income Taxes Net                        62,000       0.3             --         0.0             --           0.0
                                 ---------------  -------    ------------    ------      -------------   -------
Net Earnings                      $    338.777       1.6%     $  104,808        0.6%      $     87,420       0.6%
                                 =============    =======    ============    =======     =============   =======
Depreciation and Amortization     $    292,348       1.4%     $  352,246        2.1%      $    394,230       2.5%
                                 =============    =======    ============    =======     =============   =======

Fiscal Year Ended June 30, 2000 Compared to Fiscal Year Ended June 30, 1999.

The Company had net earnings of $338,777 for the year ended June 30, 2000, as compared to $104,808 for the same period of 1999. The Company has exhausted net operating losses carried over from prior years, therefore, the financial statements reflect income tax expense of $62,000 for the year ended June 30, 2000, as compared to no tax expense in 1999. On a comparison basis, earnings before income taxes were $400,777 for the year ended June 30, 2000 as compared to $104,808 for the year ended June 30, 1999. The improved earnings were realized by both segments with operating earnings in the livestock equipment segment of $733,946 and $321,757 in the water and environment segment. The improvement in earnings was due to the overall increase in sales, higher gross margins, and by strong market acceptance of new products by both segments. Total sales reached a record level of $21,263,753 for the fiscal year ended June 30, 2000, as compared to $16,387,043 for the same period of 1999 representing an increase of $4,876,710 or 29.8%. Sales in the livestock equipment segment increased by $3,102,141 to $12,210,587 for the fiscal year ended June 30, 2000 as compared to $9,108,446 for the same period of 1999. Sales at the Dodge City location increased $1,824,409 and by $810,599 at the Livingston, Tennessee plant. Part of the increase in sales for the livestock segment is due to the purchase of the Adrian J. Paul Scale Company, later renamed W-W Paul Scales on March 21, 2000. Of the total livestock equipment segment, sales by W-W Paul Scales represented $467,133 or 3.8% of total sales and 15.1% of the increase in sales.

Sales in the water and environmental product segment increased to $9,053,166 for the fiscal year ended June 30, 2000 compared to $7,278,597 for the same period of 1999 or an increase of $1,774,569. The increase in sales is due to several factors with a major contribution coming from an overall increase in price of the Company's main product being plastic PVC pipe. Approximately, 8% of the sales increase is due to higher PVC prices during the year. The increase in PVC plastic pipe is a reflection of the overall high price of crude oil, since it is used in the production of PVC pipe. Another major factor attributing to the sales increase is the concentrated efforts of the sales staff to find new markets and customers for it's polyethyene slotted pipe and continued demand for Titans' expertise in the custom fabrication of various pipe types and sizes. Titan continues to be a leader in supplying its custom fabricated products to the mining, waste treatment, environmental, and horizontal drilling markets. One of the newest additions to the fine line of fabricated products is Tru-Blue PVC Screens. This product is bought from a company in India and marketed exclusively in the United States by Titan. This product is unique from other slotted pipes in that the slot is protected by a ribbed square ridge, thus retaining more effective open area making the screen more efficient. With the continuing strong economy in residential and commercial building, the demands for Titans various well screens, drainage monitoring, sewage and landfill products remain strong. The Enviroflex product developed in 1998 continues to improve and is the product of choice by the directional drilling market. The Company is also adding new products to its wholesale product lines in an effort to remain competitive and offer a full service wholesale operation. As Titan moves into fiscal 2001, it will continue to find and develop new areas of growth with new products and expand its distribution of these products by finding new dealers, distributors, and markets to use its products.

Sales in the livestock equipment segment improved to $12,210,587 as stated earlier. The increase of $3,102,141 is attributable to many factors including the purchase of the Adrian J. Paul Company. The assets of this company were purchased out of bankruptcy on March 21, 2000 and accounted for as a purchase. The name of the company subsequent to the acquisition has been changed to W-W Paul Scales. Sales reported from the purchase date through the fiscal year end of June 30, 2000 amounted to $467,133. Other factors attributing to the sales increase is the continued effort of the sales staff to find new distributors/dealers throughout the upper midwest and western states. Sales were dramatically increased at the eastern plant (Livingston, Tennessee) due to one of the Company's larger customers acquiring a competitor in the south eastern part of the United States. Sales also improved due to the strong acceptance of the Company's equine products. Cattle product sales in all markets continue to improve due to the strong cattle prices and an overall strong economy. Special sales to expo centers, universities and fairgrounds also contributed to the years record sales. The Company continues to increase sales efforts in this market, since it is an area the Company feels has tremendous growth opportunities. Sales at the Dodge City plant improved due to the production support from the hydraulic plant in Oklahoma. With the past and continued labor problems and production inefficiencies in the Dodge City plant, some of the production had to be moved to Oklahoma until the new plant in Thomas is complete. As reported in Fiscal 1999, management has successfully reached an agreement with the Economic Development Authority of Thomas, Oklahoma to construct a new modern facility to house the consolidation of the Dodge City facility and temporary Thomas location. The facility will be owned by the City of Thomas and the Company will lease/purchase it over a twenty year term. It is anticipated that completion of the production facility and move to be finished by December 31, 2000. The effects on sales by the consolidation into the new Thomas facility will start to be realized in spring of 2001. Management anticipates that the long awaited new paint system combined with the abundance of labor will greatly improve sales and give the Company a competitive advantage in the market place. Sales in rodeo equipment remain strong as the rodeo business continues to show growth all across the United States. With the completion of the new plant, introduction of the new and improved products, and a solid marketing plan, the Company anticipates seeing continued growth in sales and market share in fiscal 2001.

Gross margins continued to improve to 19.1% in fiscal 2000 from 18.8% in 1999. The livestock handling equipment segment improved to 20.6% in fiscal 2000 compared to 19.5% in 1999, while the water and environmental segment decreased slightly to 17.2% in 2000 compared to 18% in 1999. The improvement in the livestock equipment segment was realized despite the labor and production problems that persist at the Dodge City location. To combat these problems, the Company has used the other production facilities in Oklahoma to help produce product and ship to Dodge City for paint and distribution to customers. With these steps taken, the Company was able to introduce new products and expand some existing lines, which enabled sales to increase, thereby improving gross margins. It is expected that with the consolidation of the hydraulic division in Oklahoma and Dodge City, Kansas operations to the new plant in Thomas that margins will improve sharply in the future due to lower cost and less production inefficiencies. Gross margins in the water and environmental segment declined slightly even though sales of the higher margin custom fabricated products improved. Based on the increase cost of PVC plastic pipe rising rapidly during the year the Company could not pass all the related increase on to customers to maintain normal margins. As prices settle, it is anticipated that margins will improve and probably increase over normal levels because of the predictability of cost. The wholesale of water well products continues to be very competitive with margins that normally are below that of the manufactured and custom product margins, while the wholesale side of the business, by its nature, is highly competitive. Titan will continue to find products with more competitive prices and products to fill customers needs.

Selling expenses as a percentage of sales decreased to 7.1% in fiscal 2000 as compared to 8.1% in 1999. This decrease was due to the significant increase in sales without the related increase in expense. The total dollars expended on selling expense did increase from $1,324,702 in 1999 to $1,516,131 in 2000. This increase was due to higher travel cost related to higher fuel prices, lodging costs, and airline fares. The Company had expected to spend more dollars on introducing new products and expanding product lines into new markets not previously serviced. The increased sales expense is a direct effect of the aggressive sales and marketing plan maintained by both segments of the Company over previous years, and new sales personnel added in both segments of the Company. Selling expense in the water and environmental products segment decreased from 6.6% in 1999 to 6.1% in fiscal 2000. Selling expenses in the livestock equipment segment decreased from 9.3% in 1999 to 7.8% for the fiscal year ended June 30, 2000. The Company is going to continue an aggressive marketing plan to expand the distributor/dealer network, introduce new higher margin products, thereby maintaining selling expenses at current levels as a percentage of sales.

General and administration expense remained constant at 8.9% as a percentage of sales in both fiscal 2000 and 1999. The total dollars spent on general and administration expenses increased from $1,456,589 in 1999 to $1,901,143 in fiscal 2000. This increase was attributed to the write off of accounts receivables, costs of acquiring the Adrian J. Paul Company and professional fees. The Company anticipates that general and administration expenses will be cut due to the consolidation of two production plants in the livestock equipment segment. The Company will continue to tighten credit policies, review administration expense, and find ways to lower costs while increasing sales.

Interest expense increased slightly in fiscal 2000 to $316,604 from $293,632 for the same period of 1999. This increase of $22,972 is directly related to the raise in the prime interest rate, and increase costs of carrying higher inventories and accounts receivable resulting from the growth in sales. The Company anticipates that sales will continue to grow, but with the increased profits average borrowings should remain at current levels.

It is anticipated that sales and profits in the livestock equipment segment will continue to show strong improvement due to the consolidation of two production plants into the new plant in Thomas, Oklahoma. Sales and profits in the water and environmental product segment will be somewhat subjected to the relative volatile PVC market but with new custom fabricated products to fit customer needs, this segment will continue to grow in sales and improve profits.

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

Total sales increase $810,903 or 5.2% to $16,387,043 in fiscal 1999 as compared to $15,576,140 in fiscal 1998. Total sales in the livestock equipment segment increased by $120,271 to $9,108,446. While sales in this segment increased overall, sales at W-W Manufacturing in Dodge City, Kansas decreased by $195,573 while sales at the Livingston Tennessee plant increased by $315,844. Sales in the water and environmental products segment increased by $690,632 to $7,278,597. During fiscal 1999, the sales increase was due to the continued growth in custom fabrication, various manufactured pipe products and an overall increase in PVC pipe prices. The Company has also experienced growth because of the continued efforts of the sales staff to expand its present and new market areas. Additional growth was realized in the west, primarily California, where record sales of slotted and perforated pipe were reached. The Company spent considerable time working the upper-Midwest market by having to increase its sales and show participation in that area. The result of this effort is clearly apparent in sales. Other areas that have seen moderate increases include the southeast and south regions. These sales and marketing efforts have helped the Company achieve better than break-even sales levels during the traditionally slow winter months. During the last half of the fiscal year, management has taken steps to increase sales in its Oklahoma City distribution location, formerly known as Wholesale Pump. Since purchasing Wholesale Pump, the Company has realized a drop in sales volume. This was primarily due to a reduction in environmental sales, which traditionally was a strong part of that business. The Company has added some new product lines to its wholesale products thus enabling the Company to be more competitive in the Oklahoma market area. Titan continues to be a leader in supplying slotted and perforated pipe to all aspects of the horizontal drilling, waste treatment, mining, and environmental industries. As the Company moves into fiscal 2000, it plans on continuing its aggressive sales efforts in new market areas and expanding distribution of its manufactured product line. The Company maintains that its current and future success will carry on based on Titan's ability to provide service and delivery to customers throughout all its market areas.

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

Impact of Year 2000:

During late fall 1999, the Company made routine software updates and system reviews to its computer system to be "Year 2000" compliant. As of June 30, 2000 the Company has not experienced any significant disruptions to its operations due to "Year 2000" issues.

Inflation:

Inflation has not been a significant factor in net income in recent years because of the relatively modest rate of price increases in the United States.

Liquidity and Capital Resources:

The Company's principal sources of liquidity are from working capital, internally generated funds and borrowings under its credit facilities. The Company improved working capital to $3,949,982 in fiscal 2000 compared to $3,396,955 for the same period of 1999. The Company generated funds from operations with net earnings of $338,777 and produced a cash flow from operations of $153,047 for fiscal 2000. With the increase of sales, borrowings under the revolving credit facility had a net increase of $42,146. This increase, while only slight, along with net earnings was needed to carry the increase to support the additional accounts receivable and inventory resulting from significant sales growth.

On March 17, 2000, the W-W hydraulic division in Weatherford, Oklahoma suffered a fire that destroyed the majority of the production plant. The Company had adequate insurance coverage to cover the building, inventory, contents and any loss of income, therefore there was no material effect on the Company's financial condition. With the destruction of the building, the Company decided to move production to temporary facilities in Thomas, Oklahoma until moving into the new production plant already under construction. As of the date of this report the Company has a sales contract on the semi-destroyed building and land and should close the sale in December 2000. The proceeds on the sale of the building will be used to pay off the remaining real estate loan with a local bank in Weatherford.

During the year, the Company's primary lender, Norwest Business Credit merged with Wells Fargo Business Credit, with Wells Fargo Business Credit being the surviving entity. The results of the merger had no effect on the Company's lines of credit or relationship with the bank. The Company negotiated an amended revolving credit facility during the year by increasing its upper borrowing limits, in case it was needed to support the present and future growth in sales. Another of the Company's lending institutions went through a merger affecting the real estate loan at the Livingston, Tennessee location. AmSouth Bank of Birmingham, Alabama bought out First American Bank. The forbearance agreement that was granted by First American on the Livingston, Tennessee facility real estate through October 31, 2000 is being renewed with AmSouth Bank for three years under standard terms yet to be finalized at the time of this report.

Cash flow from operations were affected by the write down of slow moving and obsolete inventory. The Company has made changes in product designs and products being offered in both segments, thereby creating some raw materials and finished goods inventory that would not sell at all or sell for much less than original cost. A provision for loss and write off of accounts receivable amounted to $314,084 or 1.5% of sales for the fiscal year ended June 30, 2000 as compared to $133,703 or .8% of sales for the same period of 1999. This increase resulted from the aggressive sales and marketing plans and to several large accounts that were deemed uncollectable due to no and/or slow pay history. The Company will continue to pursue collection of these accounts and tighten its credit policies through fiscal 2001.

The Company used cash in investing activities primarily for updating and purchasing of new property and equipment needed in both segments. The Company had a net increase in investing activities of $77,531 in fiscal 2000 as compared to $20,518 for the same period of 1999. Net cash provided from financing activities resulted in a net increase in borrowing on its' revolving credit lines of $42,146. With the increase in sales growth experience, the Company has used its increased revolving lines extensively to carry the additional inventory and accounts receivable that come along with growth. As the Company moves into the new fiscal year it anticipates it can continue its aggressive marketing and sales efforts with the present credit lines and should maintain average borrowings at or near fiscal 2000 levels.

Based in current conditions in all subsidiaries and general economic conditions, the Company anticipates continuation of profits for fiscal 2001. However, management does anticipate that moving the WW livestock equipment plant from Dodge City, Kansas to Thomas, Oklahoma will have some effects on profitability during and for a period shortly after the move. The Company feels that with traditional cash flow continuing to improve, lower overall operating cost, and a new modern production facility, that the Company will continue to improve in fiscal 2001.

Item 8.           Financial Statements and Supplementary Data.
-------           --------------------------------------------


                             W W CAPITAL CORPORATION
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                       PAGE
                                                                       ----

Financial Statements:

Independent Auditors' Report            .   .    .   .    .     .   .  F-1

Consolidated Balance Sheets as of June 30, 2000 and
June 30, 1999.    .   .    .   .    .   .   .    .   .    .     .   .  F2, F3

Consolidated Statements of Income for the years
ended June 30, 2000, 1999 and 1998      .   .    .   .    .     .   .  F-4

Consolidated Statements of Stockholders' Equity for
the years ended June 30, 2000, 1999 and 1998     .   .    .     .   .  F-5

Consolidated Statements of Cash Flows for the years ended
June 30, 2000, 1999 and 1998   .    .   .   .    .   .    .     .   .  F6. F7

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

Independent Auditor's Report

Board of Directors and Stockholders
W W Capital Corporation
Fort Collins, Colorado

         We have audited the accompanying consolidated balance sheets of W W Capital Corporation and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the each of the three years ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of W W Capital Corporation and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years ended June 30, 2000, in conformity with generally accepted accounting principles.






                                           BROCK AND COMPANY, CPAs, P.C.


Fort Collins, Colorado
October 11, 2000

W W CAPITAL CORPORATION

Consolidated Balance Sheets
==============================================================================================

June 30                                                                    2000        1999
----------------------------------------------------------------------------------------------
ASSETS

Current Assets
    Cash                                                               $  410,883   $  311,491
    Accounts receivable, trade, net of allowance for doubtful
       accounts of $88,000 in 2000 and $115,000 in 1999                 2,690,734    2,182,593
    Accounts receivable, other                                             42,789       43,545
    Inventories                                                         4,317,954    3,475,749
    Prepaid expenses                                                       35,914       17,058
    Current portion of notes receivable, related parties                      507          465
    Deferred income tax asset                                             114,000         --
                                                                       ----------   ----------
              Total current assets                                      7,612,781    6,030,901
                                                                       ----------   ----------

Property and Equipment, net of accumulated
    depreciation of $2,858,586 in 2000 and
    $2,786,644 in 1999                                                  1,959,327    2,073,919
                                                                       ----------   ----------


Other Assets
    Long-term notes receivable, related parties, net current portion       21,627       22,135
    Loan acquisition costs, net of accumulated amortization
       of $42,661 in 2000 and $11,689 in 1999                              41,294       72,266
    Other assets                                                           10,455       21,571
                                                                       ----------   ----------
              Total other assets                                           73,376      115,972
                                                                       ----------   ----------


              Total assets                                             $9,645,484   $8,220,792
                                                                       ==========   ==========


The accompanying Notes are an integral part of the consolidated financial statements

W W CAPITAL CORPORATION

Consolidated Balance Sheets (continued)
============================================================================================

June 30                                                                2000          1999
--------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
    Accounts payable                                              $ 2,728,867    $ 2,129,501
    Accrued payroll and related taxes                                 303,280        216,719
    Accrued property taxes                                             30,254         23,062
    Accrued interest payable                                           26,203         19,790
    Accrued income taxes, current                                      45,000           --
    Other current liabilities                                          88,195            874
    Current portion of notes payable                                  418,000        227,000
    Current portion of capital lease obligation                        23,000         17,000
                                                                  -----------    -----------
              Total current liabilities                             3,662,799      2,633,946
                                                                  -----------    -----------

Long - Term Liabilities
    Long-term notes payable, net of current portion                 2,783,192      2,898,626
    Long-term capital lease obligations, net of current portion        68,426         73,002
    Deferred income tax liability                                     131,000           --
    Negative goodwill, net of accumulated amortization of $781
       in 2000                                                         46,072           --
                                                                  -----------    -----------
              Net long term liabilities                             3,028,690      2,971,628
                                                                  -----------    -----------

              Total liabilities                                     6,691,489      5,605,574
                                                                  -----------    -----------

Commitments and Contingency                                              --             --

Stockholders' Equity
    Preferred stock, $10.00 par value,
       400,000 shares authorized                                         --             --
    Common stock, $0.01 par value, 15,000,000 shares
       authorized, 5,540,661 shares issued in 2000 and 1999            55,406         55,406
    Capital in excess of par value                                  3,304,629      3,304,629
    Accumulated deficit                                              (357,134)      (695,911)
                                                                  -----------    -----------
                                                                    3,002,901      2,664,124
    Less 120,264 shares of treasury stock, at cost                    (48,906)       (48,906)
                                                                  -----------    -----------
              Net stockholders' equity                              2,953,995      2,615,218
                                                                  -----------    -----------

              Total liabilities and stockholders' equity          $ 9,645,484    $ 8,220,792
                                                                  ===========    ===========

The accompanying Notes are an integral part of the consolidated financial statements

W W CAPITAL CORPORATION

Consolidated Statements of Income
==============================================================================================

Years ended June 30                                   2000            1999            1998
----------------------------------------------------------------------------------------------
Net Sales                                        $ 21,263,753    $ 16,387,043    $ 15,576,140
Cost of Goods Sold                                 17,212,259      13,302,081      12,709,034
                                                 ------------    ------------    ------------
              Gross profit                          4,051,494       3,084,962       2,867,106
                                                 ------------    ------------    ------------

Operating Expenses
    Selling expenses                                1,516,131       1,324,702       1,188,403
    General and administrative expenses             1,901,143       1,456,589       1,431,249
                                                 ------------    ------------    ------------
              Total operating expenses              3,417,274       2,781,291       2,619,652
                                                 ------------    ------------    ------------

Income From Operations                                634,220         303,671         247,454
                                                 ------------    ------------    ------------


Other Income (Expense)
    Interest income                                    64,252          70,580          81,910
    Interest expense                                 (316,604)       (293,632)       (340,182)
    Realized loss on real estate held for sale           --              --           (72,354)
    Gain on property and equipment
       dispositions                                       685           1,653          87,122
    Other income, net                                  18,224          22,536          83,470
                                                 ------------    ------------    ------------
              Net other income (expense)             (233,443)       (198,863)       (160,034)
                                                 ------------    ------------    ------------

Earnings Before Income Taxes                          400,777         104,808          87,420

Income Tax                                             62,000            --              --
                                                 ------------    ------------    ------------

              Net earnings $                          338,777    $    104,808    $     87,420
                                                 ============    ============    ============

Earnings Per Common Share
    Basic
       Net earnings                              $       0.06          $0 .02    $       0.02
       Weighted average number of
          common shares                             5,540,661       5,540,661       5,540,661

    Diluted
       Net earnings                              $       0.06    $       0.02    $       0.02
       Weighted average number of
          common shares                             5,540,661       5,540,661       5,560,794

The accompanying Notes are an integral part of the consolidated financial statements

W W CAPITAL CORPORATION

Consolidated Statements of Stockholders' Equity
===================================================================================================================================

Years ended June 30, 2000, 1999 and 1998
-----------------------------------------------------------------------------------------------------------------------------------

                                                  Common Stock                                      Treasury Stock
                                             ---------------------      Capital                 --------------------     Total
                                              Number of      Par       In Excess   Accumulated   Number of             Stockholders'
                                                Shares      Value    of Par Value    Deficit      Shares       Cost       Equity
                                             ----------   --------   -----------  ------------   ---------  ---------  -----------
Balance, July 1, 1997                         5,540,661   $ 55,406   $ 3,304,629  $ (888,139)    (20,264)   $ (18,906)  $ 2,452,990

Acquisition of treasury stock                      --         --            --          --      (100,000)     (30,000)      (30,000)

Net earnings for year ended June 30, 1998          --         --            --        87,420        --           --          87,420
                                              ---------   --------   -----------  -----------    --------   ----------  -----------

Balance, June 30, 1998                        5,540,661     55,406     3,304,629    (800,719)   (120,264)     (48,906)    2,510,410

Net earnings for year ended June 30, 1999          --         --            --       104,808        --           --         104,808
                                              ---------   --------   -----------  -----------    --------   ----------  -----------

Balance, June 30, 1999                        5,540,661     55,406     3,304,629    (695,911)   (120,264)     (48,906)    2,615,218

Net earnings for year ended June 30, 2000          --         --            --       338,777        --           --         338,777
                                              ---------   --------   -----------  -----------    --------   ----------  -----------

Balance, June 30, 2000                        5,540,661   $ 55,406   $ 3,304,629  $ (357,134)   (120,264)   $ (48,906)  $ 2,953,995
                                            ===========   ========   ===========  ==========   =========    =========   ===========

The accompanying Notes are an integral part of the consolidated financial statements

W W CAPITAL CORPORATION

Consolidated Statements of Cash Flows
==========================================================================================================

Years ended June 30                                                  2000            1999           1998
----------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
    Net earnings                                              $    338,777    $    104,808    $     87,420
    Adjustments to reconcile net earnings
      to net cash provided by operating activities
        Depreciation                                               261,376         340,557         394,230
        Amortization                                                30,972          11,689            --
        Gain on dispositions of property and equipment                (685)         (1,653)        (87,122)
        Loss on sale of real estate held for sale                     --              --            72,354
        Provision for loss on accounts and notes receivable        314,084         133,703          87,795
        Amortization of negative goodwill                             (781)           --              --
        Write down of inventory to net realizable value            119,148            --              --
    Net changes in assets and liabilities
        Accounts receivable                                       (777,381)       (420,568)          5,947
        Inventories                                               (592,422)       (318,250)        183,657
        Other current and non-current assets                        (4,404)         27,110          (5,290)
        Accounts payable, accrued expenses and
          other current liabilities                                464,363         380,708        (456,312)
                                                              ------------    ------------    ------------
              Net cash provided by operating activities            153,047         258,104         282,679
                                                              ------------    ------------    ------------

Cash Flows From Investing Activities
    Proceeds from sale of real estate                                 --              --           198,681
    Proceeds from sale of property and equipment                    93,519           3,000         124,424
    Purchases of property and equipment                           (186,504)       (134,287)       (265,152)
    Proceeds from notes receivable, other                             --           110,341           6,209
    Proceeds from stockholders' notes receivable                       466             428           9,286
    Cash acquired in acquisition of subsidiary                      14,988            --              --
                                                              ------------    ------------    ------------
              Net cash provided (used) by
                  investing activities                             (77,531)        (20,518)         73,448
                                                              ------------    ------------    ------------

Cash Flows From Financing Activities
    Payments on lines of credit                                       --              --          (150,000)
    Borrowings on notes payable                                 18,705,745       7,980,226          49,506
    Payments on notes payable                                  (18,663,599)     (8,092,183)       (319,984)
    Payments on capital leases                                     (18,270)        (11,632)        (11,573)
    Payment of loan acquisition costs                                 --           (83,955)           --
                                                              ------------    ------------    ------------

              Net cash provided (used) by
                  financing activities                              23,876        (207,544)       (432,051)
                                                              ------------    ------------    ------------

The accompanying Notes are an integral part of the consolidated financial statements

W W CAPITAL CORPORATION

Consolidated Statements of Cash Flows (continued)
=======================================================================================

Years ended June 30                                       2000        1999        1998
---------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                       $  99,392   $  30,042   $ (75,924)


Cash, Beginning of year                                 311,491     281,449     357,373
                                                      ---------   ---------   ---------


Cash, End of year                                     $ 410,883   $ 311,491   $ 281,449
                                                      =========   =========   =========


Supplemental Information
    Liabilities assumed to acquire subsidiary         $ 383,990   $    --     $    --

    Installment loans and capital leases to acquire
      property  and equipment                         $  53,114   $ 178,287   $    --

    Note receivable obtained in sale of
      real estate held for sale                       $    --     $    --     $ 110,000

    Treasury stock acquired in sale of property       $    --     $    --     $  30,000

    Cash paid during the period for interest          $ 309,863   $ 301,624   $ 334,092


The accompanying Notes are an integral part of the consolidated financial statements

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2000
================================================================================

Note 1 - Summary of Significant Accounting Policies

               Nature of Operations. W W Capital Corporation and its wholly-owned subsidiaries (the Company) principally engage in the manufacture, distribution and sale of a wide range of livestock confinement and handling equipment, and in the processing, purchasing and distributing of water well supplies.

               Basis of Presentation. The accompanying consolidated financial statements include the accounts of W W Capital Corporation and all of its wholly-owned subsidiaries, W-W Manufacturing Co., Inc. (W-W Manufacturing), Titan Industries, Inc. (Titan) and Eagle Enterprises, Inc. (Eagle). W-W Manufacturing Co. acquired WW Paul Scales on March 21, 2000. The accounts of WW Paul Scales since its acquisition are included in the consolidated financial statements. During 1999, the Company consolidated W-W Manufacturing and Eagle into one legal entity without effecting the financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2000
================================================================================

Note 1 - Summary of Significant Accounting Policies (continued)

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

                  Stock-Based Compensation. The Company applies the provisions of Statement of Financial Accounting Standards Board Statement No. 123 (FAS 123), "Accounting for Stock-Based Compensation." The Statement defined a fair value based method of accounting for stock options or similar equity instruments. FAS 123 allows an entity to continue to measure compensation cost for employee stock option plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, which was elected by the Company. FAS 123 requires the Company to make certain proforma disclosures as if the fair value based method had been applied. The effects of the fair value based method for the periods presented were not material for proforma disclosure.

                  Advertising. The Company expenses the cost of advertising the first time the advertising takes place except for sales videos and show materials, which were capitalized and amortized over their expected period of future benefits of 60 and 36 months respectively.

                  At June 30, 2000 and 1999 $16,246 and $14,055 of advertising cost was reported as assets. Advertising expense for each of the three years ended June 30, 2000 was $96,367, $100,821 and $110,082, respectively.

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

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2000
================================================================================

Note 1 - Summary of Significant Accounting Policies (continued)

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


Note 2 - Related Party Transactions

               Receivables.   Notes   receivable  from   stockholders   and  all
          affiliated entities consisted of the following at June 30:

                                                                        2000          1999
                                                                        ----          ----

              Note receivable from a partnership  owned by certain of
         the  Company's  stockholders  bears  interest at 9%.  During
         October  1997,  the note was  renegotiated  to  provide  for
         annual   installments   of  $2,500   through  2017  and  for
         collateral  consisting  of  shares of the  Company's  common
         stock owned by the partners.                                  $22,134     $ 22,600

                           Less current portion                           (507)        (465)
                                                                       -------     --------
                                                                       $21,627     $ 22,135
                                                                       =======     ========

                  During the years ended June 30, 2000, 1999 and 1998, the Company recorded interest income of $1,993, $2,034 and $2,072 for the notes receivable from related parties.

                  Accounts receivable - other includes an advance to a Director of the Company with $925 outstanding at June 30, 1999. Director fees and expenses of $925 were applied against the balance during 2000.

                  Notes Payable to Stockholder. The Company has outstanding balances of $7,246 and $14,521 payable to a former stockholder of Titan as of June 30, 2000 and 1999, respectively. The notes are unsecured, bear interest at 10%, and are payable in total monthly installments of $700 through March 2001 and $350 through July 2001.

                  During the years ended June 30, 2000, 1999 and 1998, the Company incurred interest expense of $1,125, $1,814 and $2,525, respectively, on the notes payable to stockholder.

                  Operating Lease. The Company leases its manufacturing facility in Dodge City, Kansas, from Murle F. Webster, a stockholder, on a month to month basis. The lease requires monthly payments of $5,000. The provisions of the building leases require the Company to pay insurance, property taxes and maintenance costs.

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2000
================================================================================

Note 2 - Related Party Transactions (continued)

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

                  The Company has entered into the transactions with related parties as disclosed above during the three-year period ended June 30, 2000. The Company has not attempted to determine whether any or all of such transactions have been consummated on terms equivalent to those that would have prevailed in arm's length transactions.

Note 3 - Inventories

                  Inventories consisted of the following at June 30:
                                                                               2000               1999
                                                                               ----               ----
                           Raw materials                                  $   563,123       $   420,494
                           Work-in-process                                    388,056           240,573
                           Finished goods                                   3,366,775         2,814,682
                                                                          -----------       -----------
                                                                          $ 4,317,954       $ 3,475,749
                                                                          ===========       ===========

                  During the fourth quarter of 2000, the Company evaluated its inventories for impairment. The inventory value was written down by $119,148 to estimate net realizable value of impaired items. The write down is recorded in cost of goods sold. It is reasonably possible that estimates of net realizable value may change in the near term.

Note 4 - Property and Equipment

                  Property and equipment consisted of the following at June 30:
                                                                                2000               1999
                                                                                ----               ----
                        Land and improvements                             $   156,262       $   156,262
                        Building and improvements                           1,425,861         1,515,956
                        Leasehold improvements                                218,244           213,045
                        Machinery and equipment                             1,985,630         1,893,574
                        Office equipment                                      419,171           403,157
                        Automobiles and trucks                                612,745           641,464
                        Construction in progress                                  -              37,105
                                                                          -----------        ----------
                                                                            4,817,913         4,860,563
                        Less accumulated depreciation and amortization     (2,858,586)       (2,786,644)
                                                                          -----------        ----------
                                                                          $ 1,959,327        $2,073,919
                                                                          ===========        ==========

Note 5 - Investment in Real Estate

               In November 1997, the Company sold 95 acres of undeveloped real estate in Johnson County, Texas for $335,000. The company carried back a $110,000 note receivable which was paid in full during 1999. A realized loss was recorded in the amount of $72,354, which includes expenses of sale of $26,319.

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2000
================================================================================

Note 6 - Employee Benefit Plans

               401(k) Plan. The Company has a 401(k) Saving Plan, whereby eligible employees, who have one half year of service and are age 21 or older, may contribute up to 20% of their salary up to a maximum as allowed by the Internal Revenue Code. The Company may make discretionary matching contributions on the first 4% of employee contributions vesting at 25% per year after three years of service. During the years ended June 30, 2000, 1999, and 1998, the Company made $12,119, $7,255 and $7,729 in discretionary contributions to the Plan.

               Stock Options. The Company has an Incentive Stock Option Plan. Under this Plan, the Board of Directors or its designated committee is authorized to grant officers and key employees options to purchase up to 950,000 shares of the Company's common stock. At June 30, 2000, options to purchase 727,500 shares of common stock are available to be granted by the Company under the plan. These options have a three-year vesting period.

               Additionally, the Company has a non-qualified stock option plan for the outside directors of the Company. Under this plan, the incentive stock option plan committee is authorized to grant outside directors options to purchase up to 400,000 shares of the Company's common stock. The Company granted options to purchase up to 227,668 shares at option prices ranging from $0.063 to $2.50 per share of which 217,668 are outstanding as of June 30, 2000. Options to purchase 10,000 shares of common stock for $0.063 per share were exercised during 1998. These options will expire ten years after issuance.

                  The following stock options are outstanding at June 30, 2000:

                                     Number                             Number
                                  of Options          Exercise        of Options
                   Issue Date     Outstanding         Price          Exercisable
            -------------------   -----------      -----------       -----------
            December 14, 1990        10,000          $1.00              10,000
            May 1, 1992              25,000          $2.50              25,000
            February 26, 1993        50,000          $1.50              50,000
            July 1, 1993             26,001          $0.8125            26,001
            June 10, 1994           172,500          $0.75             172,500
            July 1, 1994             26,667          $0.75              26,667
            July 1, 1995             30,000          $0.5625            30,000
            July 1, 1996             20,000          $0.0625            20,000
            July 1, 1997             10,000          $0.17              10,000
            July 1, 1998             10,000          $0.30              10,000
            July 1, 1998             20,000          $0.13              20,000
            July 1, 1999             30,000          $0.0625            30,000
            July 1, 2000             10,000          $0.0625            10,000
                                   --------                           --------
                                    440,168                            440,168
                                   ========                           ========

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2000
====================================================================================================================

Note 7 - Long-Term Debt

                  Long-term debt consists of the following at June 30:
                                                                                          2000             1999
                                                                                     --------------    ------------
         Financial Institutions
         ----------------------

              Revolving  note  payable  bears  interest at 1.5% above the Bank's base rate (total interest rate of 11.00% at June 30, 2000). The note is subject to various  conditions  described  below and  provides  for the issuance of $1,600,000 of revolving credit debt.  The agreement matures
         October 2001.                                                                 $1,103,126       $   964,603

              Revolving  note  payable  bears  interest at 1.5% above the Bank's base rate (total interest rate of 11.00% at June 30, 2000). The note is subject to various  conditions  described  below and  provides  for the issuance of $1,300,000 of revolving credit debt.  The agreement matures
         October 2001.                                                                  1,038,803         1,046,669

              Note  payable  bears  interest  at  8.5%  and is  due  in  monthly installments  of $8,300,  including  principal and  interest.  The note matured in April 1998 and is  collateralized  by real estate located in
         Livingston,  Tennessee,  and machinery and  equipment.  The Company was granted  forbearance until October 2000.  Management is negotiating the
         refinancing of the debt.                                                         232,511           308,290

              Mortgage  note payable bears  interest at 9.08%  through  February
         2005.  The interest rate is 4.98% over the Bank's  consumer real estate index rate and is subject to change in March 2005.  The note is payable in  installments,  including  principal  and  interest,  of $2,309  and matures in March 2010.  The mortgage is  collateralized  by real estate located in Paxton, Nebraska, accounts receivable, inventories, property
         and equipment, contract rights and intangibles.                                  178,443           189,889

              Term note payable  bears  interest at 2% over the Bank's base rate
         (total  interest rate of 11.50% at June 30,  2000).  The note is due in monthly principal  installments of $4,021 plus interest through October
         2001. The  note is collateralized  by equipment, inventory, intangibles
         and receivables.                                                                 170,653           218,540

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2000
===================================================================================================================

Note 7 - Long-Term Debt (continued)
                                                                                          2000             1999
                                                                                     --------------    --------------

             Term note payable  bears  interest at 2% over the Bank's base rate
        (total  interest rate of 11.50% at June 30,  2000).  The note is due in monthly principal  installments of $2,917 plus interest through October
        2001. The note is collateralized by equipment,  inventory,  intangibles
        and receivables.                                                             $   134,167      $       -

             Note  payable  bears  interest  at  9.75%  and is  due in  monthly installments  of  $949,  including  principal  and  interest.  The note matures in March 2005 and is collateralized by equipment in Weatherford,
        Oklahoma.                                                                         71,033              -

             Notes payable bearing  interest at rates ranging from 5.9% to 7.6%
        and are due in monthly installments,  including principal and interest, totaling $1,530 through  November 2002, and $475 through February 2003.
        The notes are collateralized by vehicles.                                         42,181           57,295

             Notes  payable  bearing  interest at rates  ranging  from 7.69% to
        7.95% and are due in  monthly  installments,  including  principal  and interest,  totaling $1,045 through January 2003, and $480 through March
        2003. The notes are collateralized by vehicles.                                   30,397              -

             Notes payable bearing interest at rates ranging from 5.9% to 8.25%
        and are due in monthly installments,  including principal and interest, totaling $842 through July 2001,  and $397 through June 2002. The notes
        are collateralized by vehicles.                                                   14,269            22,813

                 Notes paid in full during 2000.                                             -              91,281
                                                                                   -------------     -------------
                                                                                       3,015,583         2,899,380
                                                                                   -------------     -------------
        Other Entities
        --------------

                 Mortgage note payable bears interest at 4.54% through  January
        2005.  The interest rate will be adjusted in February 2005. The note is due in monthly  installments of $949, including principal and interest, through  February  2010.  The  note is  collateralized  by real  estate located in Paxton, Nebraska, accounts receivable, inventories, property
        and equipment, contract rights and intangibles.                             $     89,578     $      96,864

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2000
=====================================================================================================================
Note 7 - Long-Term Debt (continued)
                                                                                          2000             1999
                                                                                     --------------    --------------
                  Note  payable  bears  interest  at 5.75% and is due in monthly installments,  including principal and interest, of $2,449 through July
         2003. The note is collateralized by accounts receivable,  equipment and furniture and fixtures. The agreement requires the Company to create or retain seventeen new full-time  permanent  positions within an eighteen
         month period with 60% of the positions for low income individuals.         $      82,921      $    106,680

               Note  payable  bears  interest  at 5.25% and is due in  quarterly installments,  including principal and interest,  of $675. The note is
          unsecured.                                                                        5,864             8,181
                                                                                   --------------     -------------

                                                                                          178,363           211,725
                                                                                   --------------     -------------
                  Related Party                                                             7,246            14,521
                                                                                   --------------     -------------
                                                                                        3,201,192         3,125,626
                  Less current portion                                                   (418,000)         (227,000)
                                                                                   --------------     -------------
                                                                                       $2,783,192        $2,898,626
                                                                                   ==============     =============

                  Revolving notes payable in the amount of $2,141,929 are collateralized by equipment, intangibles, inventory and receivables. The debt is subject to borrowing base limitations of 80% of eligible accounts receivable and 50% of eligible inventory. The loan agreement contains certain covenants including the maintenance of minimum net income and limitations on the acquisition of property and equipment. The loans provide for charges of .25% on unused revolving credit lines and for payment penalties in the event the agreement is terminated prior to the maturity date. Receivable collections are used to pay down the note on a daily basis. After two business days, these funds are available for borrowing subject to the borrowing base limitations. Approximately $3,015,000 of the Company's consolidated net assets at June 30, 2000 are considered to be restricted net assets of consolidated subsidiaries.

                  At June 30, 2000, one subsidiary was in violation of the covenant pertaining to the maintenance of minimum net income. The covenant violation was waived by the lender.

                  The aggregate maturities of long-term debt are as follows at June 30, 2000:

                            Year
                       -------------
                           2001                        $   418,000
                           2002                          2,444,973
                           2003                             77,160
                           2004                             30,321
                           2005                             75,486
                       Thereafter                          155,252
                                                      ------------
                                                        $3,201,192
                                                        ==========

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2000
================================================================================

Note 8 - Lease Commitments

                  Capital Leases. The Company leases certain manufacturing equipment under six capital leases which expire in August 2003 through March 2005. Assets under capital leases are recorded at fair value and are amortized over their estimated useful lives. The leased equipment has a cost of $132,135 and $112,441and accumulated amortization of $33,581 and $12,769 at June 30, 2000 and 1999.

                  Future minimum lease payments required under noncancelable capital leases are as follows at June 30, 2000.

                  Year
                  2001                                                $ 29,743
                  2002                                                  29,743
                  2003                                                  29,743
                  2004                                                  13,685
                  2005                                                   3,480
                                                                      --------
                  Total minimum lease payments                         106,394
                  Less: amount representing interest                   (14,968)
                                                                      --------
                  Present value of net minimum lease payments         $ 91,426
                                                                      ========

                  Operating Leases. In January 2000, the Company entered into a two year lease extension for office space. The lease provides for monthly rental payments of $2,529 escalating to $2,601 through April 2002.

                  In November 1998, the Company entered into a lease for warehouse space. The lease provides for monthly rental payments of $1,500 through October 2001.

                  In April 2000, the Company entered into a two year lease for a production facility. The lease provides for monthly rental payments of $4,000 though April 2002.

                  The Company has entered into various lease agreements for production and office equipment and vehicles. The lease terms are generally two to five years.

                  Future minimum rental payments under operating leases as of June 30, 2000 are as follows:


                                         Warehouse and  Vehicles and
        Year                              Office Space    Equipment      Total
        ----                                --------      --------      --------
        2001                                $ 96,824      $ 72,120      $168,944
        2002                                  65,612        45,139       110,751
        2003                                    --          25,306        25,306
                                            --------      --------      --------
        Total minimum payments required     $162,436      $142,565      $305,001
                                            ========      ========      ========

                  The Company also leases various facilities under informal agreements. Rental expense under operating leases for the years ended June 30, 2000, 1999 and 1998 amounted to $224,802, $212,188, and
         $168,799, respectively.

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2000
================================================================================

Note 9 - Business Combination

                  On  March  21,  2000,   W-W   Manufacturing,   a  wholly-owned
         subsidiary of WW Capital Corporation, acquired various assets and assumed certain liabilities of Adrian J. Paul Company, out of bankruptcy. Adrian J. Paul Company is located in Duncan, Oklahoma and is a manufacturer of scales used by the livestock industry. Subsequent to the acquisition, Adrian J. Paul Company was renamed WW Paul Scales.

                  W-W Manufacturing assumed liabilities of $383,990 to acquire the assets. The transaction was accounted for as a purchase and, accordingly, the excess of asset values over the total of cash paid and liabilities assumed were used first to reduce long-term assets. The remainder was recorded as negative goodwill of $46,853. The negative goodwill will be amortized over 20 years using the straight-line method.

                  The accompanying consolidated financial statements reflect the acquisition from the date acquired. The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the business combination had occurred on July 1, 1998.

                                                2000            1999
                                          -------------    -------------
                   Revenues               $  22,545,000    $  18,200,000
                   Net earnings           $     397,000    $     141,000
                   Earnings per share     $         .07    $         .03

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


Note 10 - Segmented Information and Reconciliation

                  The Company's operations are classified into principal industry segments; W-W Manufacturing and Eagle, which consolidated into one legal entity in 1999, manufacture and distribute livestock handling equipment, and Titan which processes and distributes water well and environmental supplies. Following is a summary of segmented information for each of the three years in the period ended June 30:

                                                 2000            1999            1998
                                            ------------    ------------    -------------
Net Sales:
    Livestock handling equipment            $ 12,210,587    $  9,108,446    $  8,988,175
    Water well and environmental supplies      9,053,166       7,278,597       6,587,965
                                            ------------    ------------    ------------
        Total net sales                     $ 21,263,753    $ 16,387,043    $ 15,576,140
                                            ============    ============    ============

Operating Earnings:
    Livestock handling equipment            $    733,946    $    422,019    $    427,900
    Water well and environmental supplies        321,757         283,644         246,676
                                            ------------    ------------    ------------
        Total operating earnings               1,055,703         705,663         674,576
    Corporate and other (1)                     (654,926)       (600,855)       (587,156)
                                            ------------    ------------    ------------
    Earnings before income taxes            $    400,777    $    104,808    $     87,420
                                            ============    ============    ============

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2000
===========================================================================================

Note 10 - Segmented Information and Reconciliation (continued)

                                                          2000         1999        1998
                                                       ----------   ----------   ----------
Identifiable Assets:
    Livestock handling equipment                       $4,872,982   $3,953,879   $3,704,490
    Water well and environmental supplies               4,847,845    4,231,583    3,803,234
                                                       ----------   ----------   ----------
                                                        9,720,827    8,185,462    7,507,724
    General corporate assets (2)                           75,343       35,330      172,854
                                                       ----------   ----------   ----------
        Total assets as reported in
              accompanying consolidated
                 balance sheets                        $9,645,484   $8,220,792   $7,680,578
                                                       ==========   ==========   ==========

Capital Expenditures:
    Livestock handling equipment                       $  173,849   $  174,648   $  151,050
    Water well and environmental supplies                  78,391      176,974      174,087
    Corporate                                               3,437          599       19,473
                                                       ----------   ----------   ----------
        Total capital expenditures                     $  255,677   $  352,221   $  344,610
                                                       ==========   ==========   ==========

Depreciation and Amortization:
    Livestock handling equipment                       $  190,241   $  232,683   $  277,914
    Water well and environmental supplies                  91,336       87,771       96,442
    Corporate                                              10,771       31,792       19,874
                                                       ----------   ----------   ----------
        Total depreciation and amortization            $  292,348   $  352,246   $  394,230
                                                       ==========   ==========   ==========

Write Down of Inventory to Net Realizable Value:
    Livestock handling equipment                       $   97,418   $     --     $     --
    Water well and environment supplies                    21,730         --           --
                                                       ----------   ----------   ----------
        Total write down of inventory
             to net realizable value                   $  119,148   $     --     $     --
                                                       ==========   ==========   ==========

Provision for Loss on Accounts and Notes Receivable:
    Livestock handling equipment                       $  193,090   $   37,578   $   24,010
    Water well and environment supplies                   120,994       96,125       63,785
                                                       ----------   ----------   ----------
        Total Provision for loss on accounts
             and notes receivable                      $  314,084   $  133,703   $   87,795
                                                       ==========   ==========   ==========

Interest Income:
    Livestock handling equipment                       $   19,840   $   19,537   $   20,737
    Water well and environmental supplies                  44,349       43,958       55,027
    Corporate                                                  63        7,085        6,146
                                                       ----------   ----------   ----------
        Total interest income                          $   64,252   $   70,580   $   81,910
                                                       ==========   ==========   ==========

Income Tax Expense:
    Livestock handling equipment                       $   50,000   $     --     $     --
    Water well and environment supplies                    12,000         --           --
                                                       ----------   ----------   ----------
        Total income tax expense                       $   62,000   $     --     $     --
                                                       ==========   ==========   ==========

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2000
===================================================================================================================

Note 10 - Segmented Information and Reconciliation (continued)

              Interest Expense:
                  Livestock handling equipment                      $    170,953    $     164,708       $   194,921
                  Water well and environmental supplies                  145,481          128,877           144,566
                  Corporate                                                  170               47               695
                                                                    ------------    -------------       -----------
                      Total interest expense                        $    316,604    $     293,632       $   340,182
                                                                    ============    =============       ===========

              (1)   Corporate   and  other   includes   corporate   general  and
                    administrative expenses, net interest expense and other nonoperating income and expense items.

              (2) General corporate assets are principally notes receivable and corporate fixed assets.


Note 11 - Income Taxes

              The provision for income taxes is as follows at June 30:

                                                                          2000             1999              1998
                                                                       ----------       ----------        ---------
                  Current
                      Federal                                           $121,200        $  64,800         $  72,700
                      State                                               20,000           10,500            23,300
                  Deferred                                                17,000              -                  -
                  Tax benefit of net operating loss                      (96,200)         (75,300)          (96,000)
                                                                       ---------        ---------         ---------
                                                                       $  62,000        $     -           $     -
                                                                       =========        =========         =========

                  A  reconciliation  of  income  at the  statutory  rate  to the
         Company's effective rate is as follows at June 30:
                                                                          2000             1999              1998
                                                                       ----------       ----------        ---------
                  Federal statutory rate                                 34.00%             34.00%           34.00%
                  Non deductible expenses                                 3.01               9.14             9.51
                  Basis difference in assets and liabilities              3.98              22.98            (4.60)
                  Capital loss and reversal of non
                      deductible write down of real estate                   -               -               (8.38)
                  Change in deferred tax asset
                      valuation allowance and net
                      operating loss                                    (24.84)            (67.82)          (30.53)
                  Other                                                  (0.68)              1.70               -
                                                                       ---------        ---------         ---------
                                                                         15.47%               -  %              -  %
                                                                      ========          =========         =========

                  Deferred tax assets and liabilities are comprised of the following at June 30:

                                                                          2000             1999              1998
                                                                       ----------       ----------        ---------
                  Deferred Tax Assets:
                      Net operating loss carryforward                $        -       $   104,100   $       238,000
                      Allowance for doubtful accounts                     31,000           42,900            38,900
                      Inventory                                           34,200           32,400            28,500
                      Accrued salaries                                    33,500           31,000            26,700
                      Other                                               15,300            2,900                -
                                                                      ----------      -----------    --------------
                             Total deferred tax assets                   114,000          213,300           332,100

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2000
===================================================================================================================

Note 11 - Income Taxes
                  Deferred Tax Liabilities:
                      Depreciation of property and equipment            (131,000)    (124,400)     (135,000)
                      Valuation allowance                                    -        (88,900)     (197,100)
                                                                        --------   ----------   -----------
                      Deferred taxes - net                              $(17,000)  $      -     $       -
                                                                        ========   ==========   ===========

                  Current deferred tax asset                            $114,000   $      -     $       -
                  Long-term deferred tax liability                      (131,000)         -             -
                                                                       ---------  -----------  ------------

                                                                       $ (17,000)  $      -     $       -
                                                                       =========   ==========   ===========

                   At June 30, 2000, the Company has capital loss carryforwards in the amount of $89,000 which no benefit has been recognized due to uncertainty as to realization. The losses expire in 2001.


Note 12 - Significant Group Concentrations of Credit Risk

                  The Company's business activity is in two industry segments, livestock handling equipment and water well and environmental supplies. W-W Manufacturing's livestock handling equipment customers are principally  resellers  and  are  primarily  located  in  the  Midwest,
         Tennessee and Georgia, while Titan's water well supply customers are principally located in the states of Nebraska, Oklahoma and Kansas. At June 30, 2000, W-W Manufacturing's accounts receivable, net of allowance for doubtful accounts, totaled $1,388,358 and Titan's totaled $1,272,970. The Company generally does not require collateral for routine open accounts receivable.


Note 13 - Fair Value of Financial Instruments

                  The Company discloses fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial statements disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider tax consequences of realization. The carrying value of cash, trade receivables, notes receivables and accounts payable and variable rate debt instruments approximate fair value. The carrying value of long-term debt approximates fair value in 2000 and 1999 due to the scheduled maturities and restrictive provisions of the debt.


Note 14 - Commitment

                  The Company has entered into a 20 year lease agreement with the Thomas Oklahoma Economic Development Trust Authority to lease certain facilities and acquire certain benefits. The Company intends to relocate its Dodge City, Kansas facilities to a new facility in Thomas, Oklahoma during late fall 2000. The relocation is contingent upon finalization of construction, at which time monthly rental payments will be determined and the lease agreement will go into effect.

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2000
================================================================================

Note 15 - Proposed Split-Off

                  Management is negotiating with certain stockholders for the exchange of all of the common stock the Company owns in Titan. The Company will receive 3,390,399 shares of W W Capital Corporation common stock, including 24,566 shares of common stock to be issued upon the exercise of outstanding options. Additionally, the Company will receive and cancel exercisable options to acquire 129,934 shares of W W Capital Corporation common stock. The agreement, as currently proposed, requires the Company to contribute $850,000 to Titan prior to the exchange. As of October 11, 2000, no definitive agreement has been reached. Any definitive agreement will be subject to certain conditions including, among other conditions, obtaining stockholder approval.

                  In connection with the proposed exchange, management has negotiated a proposed loan in the amount of $1,000,000 from an unaffiliated investment group. The loan will be collateralized by 2,448,000 shares of the Company's outstanding common stock and by other assets. Loan proceeds of $850,000 are expected to fund the capital contributions to Titan.

Independent Auditors' Report
----------------------------



The Board of Directors and Stockholders
W W Capital Corporation
Fort Collins, Colorado


         We have audited the accompanying consolidated balance sheets of W W Capital Corporation as of June 30, 2000 and 1999, and the related statements of income, stockholders' equity and cash flows for each of the three years ended June 30, 2000, and have issued our report thereon dated October 11, 2000. Our audit also included the financial statement schedules of W W Capital Corporation listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.








                                             BROCK AND COMPANY, CPAs, P.C.


Fort Collins, Colorado
October 11, 2000

W W CAPITAL CORPORATION

Schedule I - Condensed Financial Information of Registrant
Balance Sheets
======================================================================================

June 30                                                           2000           1999
--------------------------------------------------------------------------------------
ASSETS

Current Assets
   Cash                                                     $    54,077    $     5,100
   Accounts receivable, subsidiaries                             43,776         90,716
   Other current assets                                           6,812          6,585
                                                            -----------    -----------
              Total current assets                              104,665        102,401
                                                            -----------    -----------

Equipment, net of accumulated depreciation
   of $114,726 in 2000 and $135,504 in 1999                      12,143         21,333
                                                            -----------    -----------

Other Assets
   Investment in wholly owned subsidiaries                    2,912,967      2,530,096
   Other assets                                                   2,312          2,312
                                                            -----------    -----------
              Total other assets                              2,915,279      2,532,408
                                                            -----------    -----------
              Total assets                                  $ 3,032,087    $ 2,656,142
                                                            ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                         $      --      $    29,969
   Accrued expenses                                              78,092         10,955
                                                            -----------    -----------
              Total current liabilities                          78,092         40,924
                                                            -----------    -----------

Stockholders' Equity
   Preferred stock, $10.00 par value, 400,000
      shares authorized                                            --             --
   Common stock, $0.01 par value, 15,000,000 shares
      authorized, 5,540,661 shares issued and outstanding
      at June 30, 2000 and 1999                                  55,406         55,406
   Capital in excess of par value                             3,304,629      3,304,629
   Retained earnings (deficit)                                 (357,134)      (695,911)
                                                            -----------    -----------
                                                              3,002,901      2,664,124
   Less 120,264 shares of treasury stock at cost                (48,906)       (48,906)
                                                            -----------    -----------
              Total stockholders equity                       2,953,995      2,615,218
                                                            -----------    -----------
              Total liabilities and stockholders' equity    $ 3,032,087    $ 2,656,142
                                                            ===========    ===========

W W CAPITAL CORPORATION

Schedule I - Condensed Financial Information of Registrant
Statements of Operations
==========================================================================

Years ended June 30                        2000         1999         1998
-------------------------------------------------------------------------
Revenues
   Management fee from subsidiaries   $ 363,000    $ 336,000    $ 336,000

Operating Expenses
   General and administrative           407,365      405,535      427,120
                                      ---------    ---------    ---------

              Operating loss            (44,365)     (69,535)     (91,120)

Other Income (Expense)
   Interest income                           63        7,085        6,145
   Interest expense                        (170)         (47)        (695)
   Realized loss on asset sales
      and real estate held for sale      (1,856)        --        (72,354)
   Other income                           2,234        3,872        1,524
   Equity in earnings of subsidiary
      before income taxes               382,871      163,433      243,920
                                      ---------    ---------    ---------

Earnings Before Income Taxes            338,777      104,808       87,420

Income Tax Expense                         --           --           --
                                      ---------    ---------    ---------

              Net earnings            $ 338,777    $ 104,808    $  87,420
                                      =========    =========    =========

W W CAPITAL CORPORATION

Schedule I - Condensed Financial Information of Registrant
Statement of Cash Flows
=====================================================================================================

Years ended June 30 June 30                                           2000         1999         1998
-----------------------------------------------------------------------------------------------------
Net Cash Flows Used In Operating Activities                      $  52,415    $(116,796)   $(129,351)
                                                                 ---------    ---------    ---------

Cash Flows From Investing Activities
   Investment in subsidiaries                                         --           --        (40,351)
   Proceeds from the sale of real estate                              --           --        198,681
   Proceeds from notes receivable collections                         --        110,000        2,500
   Purchase of equipment                                            (3,438)        (599)     (19,474)
                                                                 ---------    ---------    ---------
              Net cash provided (used) by investing activities      (3,438)     109,401      141,356
                                                                 ---------    ---------    ---------

Cash Flows From Financing Activities
   Payments on long-term debt                                         --           --        (12,570)
                                                                 ---------    ---------    ---------
              Net cash used by financing activities                   --           --        (12,570)
                                                                 ---------    ---------    ---------

Net Increase (Decrease) in Cash                                     48,977       (7,395)        (565)

Cash, Beginning of year                                              5,100       12,495       13,060
                                                                 ---------    ---------    ---------

Cash, End of Year                                                $  54,077    $   5,100    $  12,495
                                                                 =========    =========    =========

Supplemental Schedule of Noncash Investing
   and Financing Activities
   Sale of real estate held for investment
      Receipt of note receivable                                 $    --      $    --      $ 110,000
                                                                 =========    =========    =========

Supplemental Disclosure of Cash Flow Information
      Cash paid during the year for
         Interest                                                $     170    $      47    $     695
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

                  The following amounts related to wholly owned subsidiaries of the Company were eliminated in the consolidated financial statements of the Company but are reflected in this condensed financial statement of registrant. W-W Manufacturing and Eagle were consolidated into one legal entity during the fiscal year ended June 30, 1999. Amounts for 1998 have been reclassified to present the amounts as if the consolidation has occurred in 1998, without effecting total amounts.

           Amounts receivable (payable) at June 30:
                                                      2000          1999           1998
                                                   ---------     ---------      ---------
               W-W Manufacturing Co. Inc.          $ 332,657     $ 381,689      $ 318,404
               Titan Industries, Inc.               (288,881)     (290,973)      (270,732)
                                                   ---------     ---------      ---------
                                                   $  43,776     $  90,716      $  47,672
                                                   =========     =========      =========
           Management fee income for:

               W-W Manufacturing Co. Inc.          $ 219,000     $ 192,000      $ 180,000
               Titan Industries, Inc.                144,000       144,000        156,000
                                                   ---------     ---------      ---------
                                                   $ 363,000     $ 336,000      $ 336,000
                                                   =========     =========      =========
           Equity in subsidiary operations for:

               W-W Manufacturing Co. Inc.          $ 315,694     $ 105,551      $ 161,154
               Titan Industries, Inc.                 67,177        57,882         82,766
                                                   ---------     ---------     ----------
                                                   $ 382,871     $ 163,433      $ 243,920
                                                   =========     =========      =========

W W CAPITAL CORPORATION

Schedule II - Valuation and Qualifying Accounts
Years ended June 30, 2000
=========================================================================================================

                                                              Additions
                                                      -------------------------
                                       Balance at      Charged to      Charged                   Balance
                                       Beginning       Costs and       to Other                 at End of
          Description                  of Period       Expenses        Accounts    Deductions    Period
          -----------                  ---------       --------        --------    ----------    ------
June 30, 2000
   Allowance for doubtful accounts:
       Accounts receivable              $115,000       $314,084        $    -        $341,084   $  88,000

June 30, 1999
   Allowance for doubtful accounts:
       Accounts receivable               104,500        123,951             -         113,451     115,000
       Notes receivable                   10,000          9,752             -          19,752         -

June 30, 1998
   Allowance for doubtful accounts:
       Accounts receivable               134,000         87,795             -         117,295     104,500
       Notes receivable                   10,000            -               -             -        10,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
-------   ----------------------------------------------------------------------

Not Applicable

PART III

Item 10.          Directors and Executive Officers of the Registrant
--------          --------------------------------------------------

The Officers of the Company are elected at the Board of Directors' Annual Organizational Meeting immediately following the Annual Stockholders' Meeting. Such officers hold office until their successors are elected and qualify. The following information indicates the position and age of the directors and officers as of October 11, 2000 and their business experience during the prior five years.


STEVE D. ZAMZOW age 52, joined the Company in 1991 and was elected as the Company's Chief Financial Officer in June 1992, President and Chief Executive Officer in December 1993 and elected as a Director in December 1993 by the shareholders. From 1976 to 1991, Mr. Zamzow owned numerous companies and was a financial consultant for various companies. Mr. Zamzow has been Vice President for a steel company and has worked extensively in business workouts. From 1971 to 1974, Mr. Zamzow was employed by Peat, Marwick, Mitchell & Co. as an auditor. Mr. Zamzow received his accounting degree from the University of Nebraska.

MILLARD T. WEBSTER age 52,became a director of the Company in 1988 and has been employed by the Company's subsidiary, W-W Manufacturing Co., Inc. since 1962. Mr. Webster has occupied the positions of piecework production foreman, production manager, and Vice President and President of the Company's subsidiary, W-W Manufacturing Co., Inc. Mr. Webster is currently a Vice President for the Company's subsidiary, W-W Manufacturing Co., Inc. Mr. Webster graduated from Evangel College, Springfield, Missouri in 1970 with a bachelor's degree in business administration.

JAMES H. ALEXANDER age 61, became a Director of the Company in 1997. Since 1992 Mr. Alexander has been a member of the Board of Directors of Zykronixm Inc.and former Chief Operating Officer. Mr. Alexander is presently president of Isotech as well as an independent real estate broker for TDI Property Brokers. From April 1992 to November 1992, Mr. Alexander was a member of a management team of a venture capital firm, which funded a satellite communications company. Mr. Alexander is the founder of T.D.I., Inc., a corporation engaged in consulting, fund raising, acquisitions and mergers of hi-tech firms. Mr. Alexander has taken courses leading toward Bachelor of Science Degree in Business Administration from Rollins College.

Item 11.          Executive Compensation
--------          ----------------------

The following table sets forth the cash compensation paid or accrued during the fiscal years ended June 30, 2000, 1999 and 1998 to the Company's Chief Executive Officer. No other executive officer received cash in excess of $100,000.

                                                                           Other
                                                                           Annual           All Other
Name and Principal Position          Year      Salary        Bonus      Compensation      Compensation
---------------------------          ----      ------        -----      ------------      ------------
Steve D. Zamzow                      2000      $120,858      $    -       $     -         $ 13,749 (a)
President, Chief Executive           1999      $120,358      $    -       $     -         $  6,874 (a)
Officer and Director                 1998      $119,896      $    -       $     -         $  4,575 (a)

        (a) Includes accrued vacation and compensated absences earned in prior years and paid during June 30, 2000, 1999 and 1998.


Option Grants in Fiscal Year 2000

        During the fiscal year ended June 30, 2000, the Company did not grant stock options to the executive officers.

Aggregated Option Exercises in Fiscal Year 2000

        The following table sets forth for the executive officer named in the Executive Compensation Table, information concerning each exercise of stock options during the fiscal year ended June 30, 2000 and the value of the unexercised stock options at June 30, 2000.

                              Aggregated Option Exercises in Last Fiscal Year
                              -----------------------------------------------
                                     and Fiscal Year-End Option Values
                                     ---------------------------------

                                                    Number of Securities     Value of Unexercised
                                                        Underlying Unex-             In-the-Money
                        Shares                           ercised Options               Options at
                      Acquired                          at June 30, 2000            June 30, 2000
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

(1) The Option exercise price exceeded the fair market value of the underlying common stock on June 30, 2000.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
--------   --------------------------------------------------------------

         The following table sets forth as of October 11, 2000, the ownership of the Company's common stock by each director of the Company, by each person who is known by the Company to be the beneficial owner of more than 5% of the Company's common stock, and by the officers and directors of the Company as a group:

Name and Address of
Officers and Directors and           Amount and Nature of       Percent of Class
Beneficial Owner (1)                 Beneficial Ownership (2)    of Common Stock
--------------------                 ------------------------    ---------------

Steve D. Zamzow                      150,437 (3)                       2.70%
4112 Sherman Court
Ft. Collins, CO 80525

Millard T. Webster                   278,969 (4)                       5.13%
1003 Central
Dodge City, KS 67801

David L. Patton                      1,200,389(5)                      21.87%
807 SW Terrace
Topeka, KS 66611

Robert L. and L. Louise Cullinan     284,958                           5.26%
HCR 38, Box 32
Paxton, NE 69155

Jerry R. Beller                      275,000                           5.07%
4411 Harding Place
Nashville, TN 37025

James H. Alexander                   30,000 (6)                        0.55%
5495 W. 115th Place
Broomfield, CO  80020

Glenn A. Mull                        507,184                           9.36%
Rt. 1. Box 74
Pawnee Rock, KS 67567

All officers and director
as a group (3 persons) (See                                            8.17%
footnotes 3, 4,and 6)                459,406(7)
_________________________

(1) The business address of all officers and directors is 3500 JFK Parkway, Suite 202, Ft. Collins, Colorado 80525
(2) "Beneficial ownership" is deemed to include shares for which an individual, directly or indirectly, has voting or investment power, or both, and shares subject to options exercisable within 60 days of the date hereof.

(3) Includes 150,000 shares subject to incentive stock options which are exercisable within six days of the date hereof.
(4) Includes 22,500 shares subject to incentive stock options, which are exercisable within sixty days of the date hereof.
(5) Includes 67,500 shares subject to non-qualified stock options, which are fully vested and exercisable.
(6) Includes 30,000 shares subject to non-qualified stock options which are fully vested and exercisable.
(7) Includes 202,500 shares subject to stock options, which are fully vested and exercisable.


Item 13.   Certain Relationships and Related Transactions
--------   ----------------------------------------------

On June 30, 1989, W-W Land & Cattle, a partnership owned by Millard T. Webster, a director of the Company, Mickey J. Winfrey, a former officer of the Company and Terry L. Webster, a brother of Mr. Millard T. Webster and Ms. Winfrey, executed a promissory note for the amount of $96,424 in favor of the Company's subsidiary, W-W Manufacturing Co., Inc. Interest was payable annually at 9% per annum and the principal was due on demand. On June 30, 1993, Ms. Winfrey satisfied her obligations under this note by paying to the Company the amount of $11,361. As of June 30, 2000, $22,134 remained payable under this note by Millard T. Webster and Terry L. Webster.

The Company currently leases its manufacturing facility in Dodge City, Kansas from Murle F. Webster, father of Millard T. Webster. This lease requires a monthly rental payment of $5,000. This lease expired on December 31, 1994, however, it has continued on a month to month basis. During each of the three fiscal years ended June 30, 2000, $60,000 was paid by the Company under the lease.

                                     PART IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------        ----------------------------------------------------------------

  (a)   (1)     List of Financial Statements Filed as a Part of This Report
                -----------------------------------------------------------

     Consolidated Balance Sheets as of June 30, 2000 and June 30, 1999.

     Consolidated Statements of Income for the years ended June 30, 2000, 1999, and 1998.

     Consolidated Statements of Stockholders' Equity for the years ended June 30, 2000, 1999, and 1998.

     Consolidated Statements of Cash Flows for the years ended June 30, 2000, 1999, and 1998.

  (a)   (2) List of Financial Statement Schedules Filed as a Part of This Report
            --------------------------------------------------------------------

            Schedule I - Condensed Financial Information of Registrant

            Schedule II - Valuation and Qualifying Accounts

  (a)   (3) Exhibits
        ------------

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

10.20 Articles of Merger of Eagle Enterprises, Inc. With and Into W-W Manufacturing Co., Inc. dated October 29, 1998.

10.21 Lease agreement dated January 26, 2000 with an effective date at time of occupancy, between W-W Manufacturing Co. Inc. (wholly owned subsidiary of the Company) and Thomas Economic Development Authority.

21.0      Subsidiaries of the Registrant (filed herewith).

23.0      Independent Certified Public Accountants Consent

27.0      Financial Data Schedule.

Item 14 (b)
-----------

No reports on Form 8-K were filed during the fourth quarter of the fiscal year covered by this report.