Form 10-Q
period 2000-09-30
W W CAPITAL CORP
filed 2000-12-28
CIK 831253

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For Quarterly Period Ended September 30, 2000
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class                            Number of Shares Outstanding
-------------------                               at December 28, 2000
   Common stock                             ---------------------------------
 $0.01 Par Value                                        5,540,661

                             W-W CAPITAL CORPORATION

                                      Index
                                      -----

PART I            FINANCIAL INFORMATION                              PAGE NO.
------            ---------------------                              --------

Item 1            Balance Sheets
------              September 30, 2000 and June 30, 2000                 1

                  Statements of Income
                    Three Months Ended
                    September 30, 2000 and 1999                          3

                  Statements of Cash Flows
                    Three Months Ended
                    September 30, 2000 and 1999                          4

                  Notes to Financial Statements                          6

                  Independent Accountant's Report                        8

Item 2            Management's Discussion and Analysis
------              of Financial Condition and Results
                    of Operations                                        9

PART II           OTHER INFORMATION
-------           -----------------

Item 1            LEGAL PROCEEDINGS                                     12
------
Item 2            CHANGES IN SECURITIES                                 12
------
Item 3            DEFAULTS UPON SENIOR SECURITIES                       12
------
Item 4            SUBMISSION OF MATTERS TO VOTE OF
------
                  SECURITY HOLDERS                                      12
Item 5            OTHER INFORMATION                                     12
------
Item 6            EXHIBITS AND REPORT ON FORM 8-K                       12
------


                  SIGNATURES                                            13

                          Part 1-FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                             W-W CAPITAL CORPORATION
                             -----------------------
                                 Balance Sheets

                                                      September 30,    June 30,
                                                          2000           2000
                                                          ----           ----
                                                       (Unaudited)
Assets
------
Current assets:
     Cash                                            $   571,549    $   410,883
                                                     -----------    -----------
     Trade accounts receivable                         2,690,367      2,778,734
     Less allowance for doubtful accounts                (88,000)       (88,000)
                                                     -----------    -----------
         Net accounts receivable                       2,602,367      2,690,734
                                                     -----------    -----------
     Accounts receivable, other                           67,728         42,789
     Inventories:
         Raw materials                                   603,123        563,123
         Work-in-process                                 428,056        388,056
         Finished goods                                3,340,805      3,366,775
                                                     -----------    -----------
              Total inventories                        4,371,984      4,317,954
                                                     -----------    -----------
     Prepaid expenses                                     87,701         35,914
     Current portion of notes receivable
         from related parties                                554            507
      Deferred income tax asset                          114,000        114,000
                                                     -----------    -----------
         Total current assets                          7,815,883      7,612,781
                                                     -----------    -----------

Property and equipment, at cost:                       4,964,066      4,817,913
     Less accumulated depreciation
     and amortization                                 (2,920,946)    (2,858,586)
                                                     -----------    -----------
         Net property and equipment                    2,043,120      1,959,327
                                                     -----------    -----------

Other Assets:
     Long-term notes receivable from
         related parties, net of current portion          21,073         21,627
     Loan Acquisition Costs--Net of
         accumulated amortization of $50,404
         at September 30, 2000 and $42,661
         at June 30, 2000                                 33,551         41,294
     Other assets                                          9,121         10,455
                                                     -----------    -----------
         Total other assets                               63,745         73,376
                                                     -----------    -----------

     TOTAL ASSETS                                    $ 9,922,748    $ 9,645,484
                                                     ===========    ===========

                        (Continued on following page)
                See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------
                            Balance Sheets, Continued

                                                           September 30,     June 30,
                                                               2000           2000
                                                               ----           ----
                                                            (Unaudited)
Liabilities
-----------
Current Liabilities:
     Accounts Payable                                      $ 2,931,297    $ 2,728,867
     Accrued property taxes                                     38,751         30,254
     Accrued payroll and related taxes                         249,781        303,280
     Accrued interest payable                                   26,459         26,203
     Accrued income taxes, current                             102,300         45,000
     Current portion of long-term notes payable                417,000        418,000
     Current portion of capital lease obligations               23,000         23,000
     Other current liabilities                                 162,149         88,195
                                                           -----------    -----------

         Total current liabilities                           3,950,737      3,662,799
                                                           -----------    -----------

Other Liabilities:
     Long-term notes payable, net of current portion         2,624,236      2,783,192
     Long-term capital lease obligations, net
         of current portion                                     62,927         68,426
      Deferred income tax liability                            131,000        131,000
      Negative goodwill, net of accumulated
            amortization of $1,366 at September 30, 2000
            and $781 at June 30, 2000                           45,487         46,072
                                                           -----------    -----------
         Total other liabilities                             2,863,650      3,028,690
                                                           -----------    -----------

         TOTAL LIABILITIES                                   6,814,387      6,691,489
                                                           -----------    -----------

Stockholders' Equity
--------------------
     Preferred stock: $10.00 par value,
         400,000 shares authorized                               --              --
     Common stock, $0.01 par value, 15,000,000
         shares authorized; 5,540,661 shares issued
         and outstanding at September 30, 2000
         and June 30, 2000                                      55,406         55,406
     Capital in excess of par value                          3,304,629      3,304,629
     Accumulated Deficit                                      (202,768)      (357,134)
                                                           -----------    -----------
                                                             3,157,267      3,002,901
     Less 120,264 shares of treasury stock at cost             (48,906)       (48,906)
                                                           -----------    -----------

         TOTAL STOCKHOLDERS' EQUITY                          3,108,361      2,953,995
                                                           -----------    -----------

         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                              $ 9,922,748    $ 9,645,484
                                                           ===========    ===========

                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------
                              Statements of Income
                                   (Unaudited)

                                                         Three Months Ended
                                                            September 30,
                                                            -------------

                                                        2000             1999
                                                        ----             ----
Net sales                                          $ 6,112,497      $ 4,985,387
Cost of goods sold                                   4,925,961        4,014,330
                                                   -----------      -----------
      Gross profit                                   1,186,536          971,057
                                                   -----------      -----------

Operating expenses:
      Selling expenses                                 378,988          360,479
      General and administrative expenses              503,987          373,099
                                                   -----------      -----------
           Total operating expenses                    882,975          733,578
                                                   -----------      -----------

           Operating earnings                          303,561          237,479
                                                   -----------      -----------

Other income (expenses):
      Interest income                                   20,900           16,989
      Interest expense                                 (99,455)         (73,409)
      Gain on sale of assets                            27,300             --
      Other income (expense), net                       (5,940)           2,017
                                                   -----------      -----------
           Total other income (expense)                (57,195)         (54,403)
                                                   -----------      -----------

      Earnings before income taxes                     246,366          183,076

Income taxes                                            92,000             --
                                                   -----------      -----------

      Net earnings                                 $   154,366      $   183,076
                                                   ===========      ===========

Earnings per common share
       Basic
              Net earnings                         $       .03      $       .03
              Weighted average number of
                     common shares                   5,540,661        5,540,661

       Diluted
              Net earnings                         $       .03      $       .03
              Weighted average number of
                     common shares                   5,540,661        5,540,661

                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------
                            Statements of Cash Flows
                                   (Unaudited)

                                                            Three Months Ended
                                                               September 30,
                                                               -------------

                                                              2000        1999
                                                              ----        ----
Cash flows from operating activities:
     Net earnings                                         $ 154,366    $ 183,076
     Adjustments to reconcile net earnings to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                       70,103       77,968
         Provision for doubtful accounts receivable            --          5,000
         Gain on sale of property and equipment             (27,300)        --
         Amortization of negative goodwill                      585         --

     Change in assets and liabilities:
         Accounts receivable                                 88,367     (317,335)
         Inventories                                        (54,030)    (210,329)
         Other current and non-current assets               (75,392)     (37,395)
         Accounts payable                                   202,430      111,662
         Accrued expenses and other current liabilities      86,508       81,535
                                                          ---------    ---------
              Net cash provided by (used in)
                  operating activities                      444,467     (105,818)
                                                          ---------    ---------

Cash flows from investing activities:
     Purchase of property and equipment                     (86,644)     (28,971)
     Proceeds from sale of property and equipment            27,300         --
     Proceeds from stockholders' notes receivable               507         --
                                                          ---------    ---------
              Net cash used in investing activities       $ (58,837)   $ (28,971)
                                                          ---------    ---------


                          (Continued on following page)

                             W-W CAPITAL CORPORATION
                             -----------------------
                       Statements of Cash Flows, Continued
                                   (Unaudited)

                                                           Three Months Ended
                                                              September 30,
                                                              -------------

                                                           2000          1999
                                                           ----          ----
Cash flows from financing activities:
     Payments on notes payable, financial
         institutions and government entities         (4,928,134)    (4,171,566)
     Proceeds from notes payable                       4,708,669      4,322,094
     Payment on capital leases                            (5,499)        (3,961)
                                                     -----------    -----------
         Net cash provided by (used in)
              financing activities                      (224,964)       146,567
                                                     -----------    -----------

     Net increase in cash                                160,666         11,778

     Cash at beginning of period                         410,883        311,491
                                                     -----------    -----------

     Cash at end of period                           $   571,549    $   323,269
                                                     ===========    ===========


Supplemental disclosures of cash flow Information:

     Cash paid during the period for interest        $    96,819    $    71,062

     Installment loans to acquire property
         and equipment                               $    59,509    $      --


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

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles for full-year financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to W-W Capital Corporation's financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2000. In the opinion of management, all adjustments (consisting of normal recurring accrual basis adjustments) considered necessary for a fair presentation have been reflected in the accompanying financial statements. Operating results for the three month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended June 30, 2001.


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


NOTE 3 - RELATED PARTY TRANSACTION
----------------------------------

     The Company has a number of related party transactions. See the footnotes to W-W Capital Corporation financial statements for the year ended June 30, 2000, included in its Annual Report on Form 10-K for the nature and type of related party transactions.

         A summary of the related party transactions that effect the Company's statements of income for the three months ended September 30, 2000 and 1999, respectively, is as follows:


                                      Three Months Ended
                                        September 30,
                                        -------------
Transactions with
Related parties                2000                         1999
---------------                ----                         ----

Rent expense                $15,000                      $15,000

Interest expense            $   165                      $   349

Independent Accountant's Report
-------------------------------


Board of Directors and Stockholders
W-W Capital Corporation
Fort Collins, Colorado



         We have reviewed the accompanying balance sheets, statements of operations, and cash flows of W-W Capital Corporation and consolidated subsidiaries as of September 30, 2000, and for the period then ended. These financial statements are the responsibility of the Company's management.

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




                                         BROCK AND COMPANY, CPAs, P.C.



Fort Collins, Colorado
December 5, 2000

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
        ------------------------------------------------------------------------

         The business of the Company is carried on within two segments by a number of operating units. The livestock handling equipment segment is composed of W-W Manufacturing (W-W Manufacturing), Eagle Enterprises (Eagle), and W-W Paul Scales (Paul), and the water and environmental product segment is represented by Titan Industries (Titan).

(A)      Analysis of Results of Operations
         ---------------------------------

         The Company had net earnings, after taxes of $92,000, of $154,366 for the three month period ended September 30, 2000, as compared to net earnings of $183,076 in 1999 where taxes were not a factor due to the use of a net operating loss carry forward.

         Net sales increased to $6,112,497 for the three months ended September 30, 2000, compared to $4,985,387 for 1999. The following table represents actual sales by segment group.

Sales by segment group:                     Three Months Ended
                                               September 30,
                                               -------------
                                                                       Increase
                                          2000             1999       (Decrease)
                                          ----             ----       ----------
Livestock Handling Equipment        $   3,582,142   $   2,686,554    $   895,588
Water and Environmental Products        2,530,355       2,298,833        231,522
                                        ---------       ---------      ---------
           Total Sales              $   6,112,497   $   4,985,387    $ 1,127,110
                                        =========       =========      =========


         The sales in the water and environmental product segment increased to $2,530,355 as compared to $2,298,833 for the corresponding period of 1999. The increase of $231,522 is attributable to strong demand for manufactured screens, flush joint, and custom fabricated products. The water well supply aspect of the business continues to remain competitive in pricing and margin, while the advanced techniques developed for slotting, perforating, and threading offer the Company tremendous opportunity for growth. The Company continues to lead the way with innovative products used in the water, horizontal drilling, waste treatment, and mining industries. New products introduced include Enviroflex well screens used to solve the problem of sedimentation in horizontal wells or drainage screens. The unique feature of the Enviroflex screen is the installation in bore holes is safer and easier, and it can be joined in a variety of ways. Another new innovation of the Company is the custom mega screen product. This product is an affordable high open area plastic screen with precision drilled round holes. The Company feels the custom nature of this product allowing for short or long length, various hole diameters, and spacing allows it to be used in various applications and markets. Titan's Ver-Ta-Slot product continues to show strong acceptance. This product was developed for heavier wall applications found in landfills, highway construction, and various mining applications. Vertical slotted openings are available in various diameters, schedules, and types of pipe. The Company had developed the Ver-Ta-Slot for all applications, and material including belled end, gasket end, plain end, or flush joint material.

         Sales in the livestock equipment segment increased $895,588 to $3,582,142 for the three months ended September 30, 2000 compared to $2,686,554 in the same period of 1999. The increase was due to strong cattle prices, improved market conditions, and strong acceptance of the new equine products. The Company continues to make improvements to various existing products and is planning on introducing some significant changes in the spring of 2001. The Company continues to expand its market area in the upper midwest and west. The east coast market, serviced by the Livingston, Tennessee plant, continues to show improvements as this market continues to accept a higher quality of equipment replacing the lighter weight products previously offered in this market. As market conditions remain strong through the winter months and spring of 2001, the Company expects to see improved sales in traditional cattle products, as well as rodeo and equine product lines. Special sales to expo centers, fairs, and livestock shows continue to improve. The Company is presently involved with several projects in the international market and is expected to see this area of sales improve throughout 2001.

         Gross margins remained virtually the same with a slight drop from 19.5% for the three month period ended September 30, 2000 to 19.4% for the same period of 1999. Margins in the water and environmental product segment improved from 19.2% in 1999 to 19.3% in 2000. Margins remained constant based on the leveling off of prices on PVC pipe and the Company's continued effort to improve higher margin sales in the manufactured and custom fabricated products. Gross margins on the wholesale water well products continue to be very competitive as the Company finds ways to improve these margins with new revolutionary products. Gross margins in the livestock equipment segment remained constant from fiscal 1999 to fiscal 2000 despite labor, shipping, and manufacturing problems in the Dodge City facility. Many products during the quarter had to be built in temporary production facilities in Thomas due to labor shortages in Dodge City. These products then had to be loaded on trucks and shipped to Dodge City for painting and then reshipped to our distributors/dealers. These extra costs, along with other manufacturing insufficiencies in Dodge City, should have caused a bigger drop in margins, but with the efforts of all employees, cost increases were kept to a minimum. Management expects gross margins to improve after the consolidation of the two plants into the new facility in Thomas, Oklahoma. It is anticipated that the move will take place during January 2001 and operations will be in full swing by the end of February 2001.

         Operating profit in the water and environmental products segment decreased to $77,620 as compared to $98,227 for the same period of 1999. The decrease is due to the income tax expense accrual of $52,000 which was not reflected for the same period of 1999. Profits in the livestock equipment segment increased to $135,849 for the quarter ended September 30, 2000 as compared to $90,177 for the same period of 1999. The increase realized by this segment was due to improved margins from special expo contracts and equine equipment. Management anticipates profits to remain steady through the balance of fiscal 2001 with a slump during the last half of the second quarter and first half of the third quarter due to the movement of operations from Dodge City, Kansas to Thomas, Oklahoma.

         Selling expenses as a percentage of sales decreased slightly from 7.2% for the three month period of September 30, 1999 as compared to 6.2% for the same period of 2000. This decrease was due to the significant increase in sales without the related increase in expense. The dollars expended on selling expense increased only slightly from $360,479 for the three months ended September 30, 1999 to $378,988 for the same period of 2000, an increase of $18,509. The Company will continue its aggressive pursuit of new markets and expanding its distributor/dealer base.

         General and administration expenses increased from 7.5% for the quarter ended September 30, 1999 to 8.2% for the corresponding quarter in 2000. This increase was due to slightly higher salaries in both segments of operations and legal and accounting costs related to the spin off of Titan. It is anticipated that general and administrative costs will remain constant in the last half of fiscal 2001.

        Interest expense increased from $73,409 for the three months ended September 30, 1999 to $99,455 for the same period of 2000. This increase is due to higher interest rates in 2000 as compared to 1999. Also, borrowings by both segments under the revolving credit facilities have increased due to larger inventories being maintained. The Company plans on maintaining higher levels of inventory in the livestock equipment segment while moving from Dodge City to Thomas in an effort to maintain sales levels while shut down. After the move, and when operations get organized in Thomas, overall inventory and borrowings should return to normal levels.

(B)  Liquidity and Capital Resources
     -------------------------------

        The Company's principal sources of liquidity are internally generated funds and borrowings under its credit facilities. The Company generated funds from operations with net earnings of $154,366 and produced a traditional cash flow from operations of $224,469. This cash flow and funds from operating lines were used to fund the sales growth of $1,127,110 and the resulting inventory and accounts receivable increase. The Company used cash from investing for the purchase and updating of new equipment. Cash used by financing activities resulted in a net decrease in borrowings for the quarter ended September 30, 2000 of $219,465. With the increase in sales growth, the Company used its revolving lines extensively to carry the additional inventory and accounts receivable that came along with sales growth, but with continued profits overall borrowings were reduced. As the Company moves further into fiscal 2001, it anticipates continued sales growth with a leveling off of borrowings.

        Based on current conditions in all operating segments and the general economy, the Company feels that it will continually improve in both sales and operating earnings through fiscal 2001. However, management feels that a temporary decrease in sales and profits could result in the livestock equipment segment during the move of operations from Dodge City, Kansas to Thomas, Oklahoma. The Company is planning to keep the shut down to a minimum due to an increase in inventory on hand. With the increased working capital and lines of credit, the Company feels it has an adequate supply of liquidity to meet its needs.

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

                                W W CAPITAL CORPORATION
                                     (Registrant)

Dated:  December 28, 2000       By:        /s/ Steve D. Zamzow
                                   ----------------------------------
                                   Steve D. Zamzow,  President  & CEO



Dated:  December 28, 2000       By:         /s/ Mike Dick
                                   ----------------------------------
                                   Mike Dick, Controller