Form 10-Q
period 2000-12-31
W W CAPITAL CORP
filed 2001-05-15
CIK 831253

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For Quarterly Period Ended December 31, 2000
                                                             OR
(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the transition period from        to
                                                             ------    ------

Commission File No. 0-17757

                             W-W CAPITAL CORPORATION
             (exact name of Registrant as specified in its charter)

           Nevada                                                93-0967457
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
     Yes      No      NOT APPLICABLE   X
         ----    ----                -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class                             Number of Shares Outstanding
-------------------                                   at May 15, 2001
   Common stock                                    ---------------------
  $0.01 Par Value                                        5,540,661

                             W-W CAPITAL CORPORATION

                                      Index

PART I                    FINANCIAL INFORMATION                         PAGE NO.
------                    ---------------------                         --------

Item 1                    Balance Sheets
                            December 31, 2000 and June 30, 2000            1

                          Statements of  Operations
                            Three and Six Months Ended
                            December 31, 2000 and 1999                     3

                          Statements of Cash Flows
                            Six Months Ended
                            December 31, 2000 and 1999                     5

                          Notes to Financial Statements                    7

                          Independent Accountants Report                  10

Item 2                    Management's Discussion and Analysis
                            of Financial Condition and Results
                            of Operations                                 11

PART II                   OTHER INFORMATION

Item 1                    LEGAL PROCEEDINGS                               14
------
Item 2                    CHANGES IN SECURITIES                           14
------
Item 3                    DEFAULTS UPON SENIOR SECURITIES                 14
------
Item 4                    SUBMISSION OF MATTERS TO VOTE OF
------
                          SECURITY HOLDERS                                14
Item 5                    OTHER INFORMATION                               14
------
Item 6                    EXHIBITS AND REPORT ON FORM 8-K                 14
------


                          SIGNATURES                                      15

                          Part 1-FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                             W-W CAPITAL CORPORATION
                             -----------------------
                                 Balance Sheets

                                                      December 31,     June 30,
                                                         2000            2000
                                                         ----            ----
                                                     (Unaudited)
Assets
------
Current assets:
     Cash                                            $   310,236    $   313,898
                                                     -----------    -----------

     Trade accounts receivable                         1,472,110      1,439,179
     Less allowance for doubtful accounts                (38,000)       (38,000)
                                                     -----------    -----------
         Net accounts receivable                       1,434,110      1,401,179
                                                     -----------    -----------
     Accounts receivable, other                           38,208         41,439
     Inventories:
         Raw materials                                   590,797        563,123
         Work-in-process                                 369,563        388,056
         Finished goods                                  946,714        829,408
                                                     -----------    -----------
              Total inventories                        1,907,074      1,780,587
                                                     -----------    -----------
     Prepaid expenses                                     68,599         22,097
     Current portion of notes receivable
         from related parties                                554            507
      Deferred income tax asset                           92,000         92,000
                                                     -----------    -----------
         Total current assets                          3,850,781      3,651,707
                                                     -----------    -----------

Property and equipment, at cost                        3,405,839      3,223,938
     Less accumulated depreciation
         and amortization                             (2,222,553)    (2,134,658)
                                                     -----------    -----------
         Net property and equipment                    1,183,286      1,089,280
                                                     -----------    -----------

Other Assets:
     Long-term notes receivable from
         related parties, net of current portion          21,073         21,627
     Loan Acquisition Costs--Net of
         accumulated amortization of $34,358
         at December 31, 2000 and $25,142 at
         June 30, 2000                                    15,355         24,571
     Equipment deposits                                  175,000           --
     Net Assets of discontinued operations             1,897,609      1,854,098
     Other assets                                          7,787         10,454
                                                     -----------    -----------

         Total other assets                            2,116,824      1,910,750
                                                     -----------    -----------

     TOTAL ASSETS                                    $ 7,150,891    $ 6,651,737
                                                     ===========    ===========

                          (Continued on following page)
                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------
                            Balance Sheets, Continued

                                                         December 31,    June 30,
                                                            2000          2000
                                                            ----          ----
                                                        (Unaudited)
Liabilities
-----------
Current Liabilities:
     Accounts Payable                                  $ 1,374,736    $ 1,285,816
     Accrued property taxes                                 21,824         16,995
     Accrued payroll and related taxes                     184,238        209,819
     Accrued interest payable                               17,390         15,076
     Accrued income taxes, current                          24,300         36,000
     Current portion of long-term notes payable            345,000        361,000
     Current portion of capital lease obligations           23,000         23,000
     Other current liabilities                             128,522         76,546
                                                       -----------    -----------
         Total current liabilities                       2,119,010      2,024,252
                                                       -----------    -----------

Other Liabilities:
     Long-term notes payable, net of current portion     1,809,519      1,452,992
     Long-term capital lease obligations, net
         of current portion                                 57,306         68,426
     Deferred income tax liability                         106,000        106,000
     Negative goodwill, net of accumulated
         amortization of $1,952 at December 31,
         2000, and $781 at June 30, 2000                    44,901         46,072
                                                       -----------    -----------
         Total other liabilities                         2,017,726      1,673,490
                                                       -----------    -----------

         TOTAL LIABILITIES                               4,136,736      3,697,742
                                                       -----------    -----------

Stockholders' Equity
--------------------
     Preferred stock: $10.00 par value, 400,000
         shares authorized                                    --             --
     Common stock, $0.01 par value, 15,000,000
         shares authorized; 5,540,661 shares
         issued and outstanding at December 31, 2000
         and June 30, 2000                                  55,406         55,406
     Capital in excess of par value                      3,304,629      3,304,629
     Accumulated Deficit                                  (296,974)      (357,134)
                                                       -----------    -----------
                                                         3,063,061      3,002,901
     Less 120,264 shares of treasury stock at cost         (48,906)       (48,906)
                                                       -----------    -----------

         TOTAL STOCKHOLDERS' EQUITY                      3,014,155      2,953,995
                                                       -----------    -----------

         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                          $ 7,150,891    $ 6,651,737
                                                       ===========    ===========

                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------
                            Statements of Operations
                                   (Unaudited)

                                                             Three Months Ended             Six Months Ended
                                                                 December 31                  December 31,
                                                                 -----------                  ------------
                                                             2000           1999           2000           1999
                                                             ----           ----           ----           ----
Net Sales                                                $ 3,321,085    $ 2,713,578    $ 6,903,227    $ 5,400,131
Cost of goods sold                                         2,745,847      2,150,431      5,629,133      4,306,848
                                                         -----------    -----------    -----------    -----------
      Gross profit                                           575,238        563,147      1,274,094      1,093,283
                                                         -----------    -----------    -----------    -----------

Operating expenses:
      Selling expenses                                       256,464        250,442        482,877        473,651
      General and administrative expenses                    358,758        182,966        674,037        372,098
                                                         -----------    -----------    -----------    -----------
           Total operating expenses                          615,222        433,408      1,156,914        845,749
                                                         -----------    -----------    -----------    -----------

           Operating earnings (loss)                         (39,984)       129,739        117,180        247,534
                                                         -----------    -----------    -----------    -----------


Other income (expenses):
      Interest income                                          7,506          2,010         15,326          6,396
      Interest expense                                       (55,794)       (40,464)      (113,262)       (79,812)
      Gain on sale of assets                                  10,500           --           37,800           --
      Other income (expense), net                             16,967          4,094          6,110         18,897
                                                         -----------    -----------    -----------    -----------
           Total other income (expense)                      (20,821)       (34,360)       (41,239)       (67,306)
                                                         -----------    -----------    -----------    -----------

      Earnings (loss) before income taxes                    (60,805)        95,379         75,941        180,228

Income taxes (provision) from continuing
      operations                                             (16,000)          --           24,000           --
                                                         -----------    -----------    -----------    -----------

Net earnings (loss) from continuing operations               (44,805)        95,379         51,941        180,228
                                                         -----------    -----------    -----------    -----------


Discontinued operations:
      Earnings (loss) from operations of Titan
           Industries to be disposed of (net of
           income taxes of $7,000 at three months
           ended December 31, 2000 and $59,000
           at six months ended December 31, 2000)                599       (105,954)        88,219         (7,728)


      Estimated loss on disposal of Titan Industries         (50,000)          --          (80,000)          --
                                                         -----------    -----------    -----------    -----------

      Net earnings (loss) from discontinued
           operations                                        (49,401)      (105,954)         8,219         (7,728)
                                                         -----------    -----------    -----------    -----------

Net earnings (loss)                                      $   (94,206)   $   (10,575)   $    60,160    $   172,500
                                                         ===========    ===========    ===========    ===========

                          (Continued on following page)
                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------
                       Statements of Operations, Continued
                                   (Unaudited)

                                                        Three Months Ended            Six Months Ended
                                                           December 31                   December 31,
                                                           -----------                   ------------
                                                       2000           1999           2000           1999
                                                       ----           ----           ----           ----
Earnings per common share:
      Basic
           Earnings (loss) from continuing
                operations                       $    (0.01)    $     0.02     $     0.01     $     0.03
           Earnings (loss) from discontinued
                operations                             0.00          (0.02)          0.02           0.00
           Estimated loss on disposal of Titan
                Industries                            (0.01)          0.00          (0.02)          0.00
                                                 -----------    -----------    -----------    -----------

           Net earnings (loss)                   $    (0.02)    $      0.00    $      0.01    $      0.03
                                                 ===========    ===========    ===========    ===========

           Weighted average number of common
                shares                             5,540,661      5,540,661      5,540,661      5,540,661

      Diluted
           Earnings (loss) from continuing
                operations                       $     (0.01)   $      0.02    $      0.01    $      0.03
           Earnings (loss) from discontinued
                operations                              0.00          (0.02)          0.02           0.00
           Estimated loss on disposal of Titan
                Industries                             (0.01)          0.00          (0.02)          0.00
                                                 -----------    -----------    -----------    -----------

           Net earnings (loss)                   $     (0.02)   $      0.00    $      0.01    $      0.03
                                                 ===========    ===========    ===========    ===========
           Weighted average number of common
                shares                             5,540,661      5,540,661      5,540,661      5,540,661



                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------
                            Statements of Cash Flows
                                   (Unaudited)

                                                              Six Months Ended
                                                                December 31,
                                                                ------------

                                                              2000         1999
                                                              ----         ----
Cash flows from operating activities:
     Net earnings                                         $  60,160    $ 172,500
     Adjustments to reconcile net earnings
         to net cash used in operating activities:
         (Earnings) loss from discontinued operations       (43,511)       7,728
         Depreciation and amortization                       97,111       97,278
         Gain on sale of property and equipment             (37,800)         --
         Provision for doubtful accounts receivable             725          752
         Amortization of negative goodwill                   (1,171)         --

     Change in assets and liabilities:
         Accounts receivable                                (33,656)    (144,300)
         Inventories                                       (126,487)     (74,864)
         Other current and non-current assets               (30,604)     (54,182)
         Accounts payable                                    88,920      (37,268)
         Accrued expenses and other current liabilities      21,838       (9,659)
                                                          ---------    ---------
              Net cash used in operating activities          (4,475)     (42,015)
                                                          ---------    ---------

Cash flows from investing activities:
     Proceeds from sale of property and equipment            37,800          --
     Purchase of property and equipment                    (141,504)     (28,167)
     Proceeds from stockholders' notes receivable               507          466
                                                          ---------    ---------
              Net cash used in investing activities       $(103,197)   $ (27,701)
                                                          ---------    ---------


                          (Continued on following page)
                 See accompanying notes to financial statements

                             W-W CAPITAL CORPORATION
                             -----------------------
                       Statements of Cash Flows, Continued
                                   (Unaudited)

                                                                         Six Months Ended
                                                                            December 31,
                                                                            ------------
                                                                        2000           1999
                                                                        ----           ----
Cash flows from financing activities:
     Payments on notes payable, financial
         institutions and government entities                      $(6,220,691)   $(4,809,274)
     Proceeds from notes payable                                     6,335,821      4,845,717
     Payments on capital leases                                        (11,120)        (8,319)
                                                                   -----------    -----------
         Net cash provided by financing
                  activities                                           104,010         28,124
                                                                   -----------    -----------

     Net decrease in cash                                               (3,662)       (41,592)
     Cash at beginning of period                                       313,898        170,252
                                                                   -----------    -----------

     Cash at end of period                                         $   310,236    $   128,660
                                                                   ===========    ===========


Supplemental disclosures of cash flow for continuing operations:

     Cash paid during the period for interest                      $   108,614    $    78,370

     Installment loans to acquire property and equipment           $    40,397    $      --

     Installment loans used for deposits on purchase
         of property and equipment                                 $   185,000    $      --

     Cash paid during the period for income taxes                  $    46,293    $      --



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

     In January 2001, the Company sold its water and environmental product segment, Titan Industries, Inc.. The Company's consolidated financial statements have been restated to reflect the segment as a discontinued operation for all periods presented.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles for full-year financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to W-W Capital Corporation's financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2000. In the opinion of management, all adjustments (consisting of normal recurring accrual basis adjustments) considered necessary for a fair presentation have been reflected in the accompanying financial statements. Operating results for the three and six month periods ended December 31, 2000, are not necessarily indicative of the result that may be expected for the year ended June 30, 2001


NOTE 2 - NET BASIC EARNINGS PER SHARE
-------------------------------------

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

     A summary of the related party transactions that effect the Company's statement of operations for the three and six months ended December 31, 2000 and 1999, respectively, is as follows:

                          Three Months Ended              Six Months Ended
                             December 31,                    December 31,
                             ------------                    ------------
Transactions with
-----------------
Related parties           2000            1999           2000            1999
---------------           ----            ----           ----            ----

Rent expense           $  15,000       $  15,000       $ 30,000      $  25,000


NOTE 4 - DISCONTINUED OPERATION AND SUBSEQUENT EVENT
----------------------------------------------------

     On January 5, 2001, the Shareholders of the Company voted to sell its water and environmental product segment, Titan Industries, Inc., to certain shareholders of the Company in exchange for 3,390,399 shares, or approximately 61.2%, of the common stock of the Company. In addition to giving up its interest in Titan, the Company also contributed to the capital of Titan the sum of $850,000 used to equalize the value of the consideration being exchanged. The sale will be accounted for as a treasury stock transaction and the estimated loss on disposal is the result of professional fees attributable to the transaction. The accompanying financial statements have been restated to conform to discontinued operations treatment for all historical periods presented.

     The operating results of the discontinued operation is as follows:

                                     Three Months Ended            Six Months Ended
                                        December 31,                 December 31,
                                        ------------                 ------------
                                     2000          1999           2000           1999
                                     ----          ----           ----           ----
Net Sales                       $ 2,168,981   $ 2,602,720    $ 4,699,336    $ 4,071,064
                                ===========   ===========    ===========    ===========
Earnings (loss) before
   provision for income taxes   $     7,599   $  (105,954)   $   147,219    $    (7,728)

Provision for income taxes            7,000          --           59,000           --
                                -----------   -------------   -----------    -----------
Earnings (loss) from
   discontinued operations   $          599   $  (105,954)   $    88,219    $    (7,728)
                                ===========   ===========    ===========    ===========

         Assets and liabilities of the discontinued operation is summarized as follows:

                                                        December 31,      June 30,
                                                           2000            2000
                                                           ----            ----
Cash                                                  $  105,473      $   96,986
Receivables                                            1,258,184       1,579,784
Inventories                                            2,551,495       2,537,367
Prepaid expenses                                          18,151          30,540
Deferred taxes                                            22,000          22,000
                                                      ----------      ----------
    Current assets of discontinued
        operations                                     3,955,303       4,266,677
                                                      ----------      ----------

Net property and equipment                               909,224         870,047
                                                      ----------      ----------

Accounts payable                                       1,405,448       1,731,932
Accrued liabilities                                      181,004         138,494
Short-term debt                                        1,065,000          57,000
                                                      ----------      ----------
   Current liabilities of discontinued
        operations                                     2,651,452       1,927,426
                                                      ----------      ----------

Long-term debt                                           290,466       1,330,200
Deferred taxes                                            25,000          25,000
                                                      ----------      ----------
    Non-current liabilities of
        discontinued operations                          315,466       1,355,200
                                                      ----------      ----------

Net assets of discontinued operations                 $1,897,609      $1,854,098
                                                      ==========      ==========

         During January 2001, the Company entered into an informal loan agreement with an affiliated investment group to borrow $1,000,000. 2,448,000 shares of the Company's outstanding common stock will collateralize the loan. Loan proceeds of $750,000 were used to fund the capital contribution to Titan Industries, Inc. The informal note agreement is tentatively scheduled to mature in January 2011 and bears interest at 12%. The note is payable with one payment consisting exclusively of twelve month's interest on the second anniversary date, and beginning on the third anniversary date, annual installments of $125,000 plus all unpaid interest.


NOTE 5 - CREDIT AGREEMENT
-------------------------

         During March 2001, the Company extended the maturity date of the revolving notes payable credit agreement with Wells Fargo Bank through October 2004. Borrowing base limitations and loan agreement covenants remain unchanged.

Independent Accountant's Report
-------------------------------


Board of Directors and Stockholders
W-W Capital Corporation
Fort Collins, Colorado



         We have reviewed the accompanying balance sheets, statements of operations, and cash flows of W-W Capital Corporation and consolidated subsidiaries as of December 31, 2000, and for the period then ended. These financial statements are the responsibility of the Company's management.

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






                                       BROCK AND COMPANY, CPAs, P.C.



Fort Collins, Colorado
February 28, 2001

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
------   -----------------------------------------------------------------------

     The business of the Company is carried on within two segments by a number of operating units. The livestock handling equipment segment is composed of W-W Manufacturing (W-W Manufacturing), Eagle Enterprises (Eagle) and W-W Paul Scales
(Paul), and the water and environmental product segment is represented by Titan Industries (Titan). On January 5, 2001, the Shareholders of the Company voted to sell Titan to certain shareholders of the Company. The accompanying financial statements, as well as management's discussion and analysis of financial condition and results of operations, have been stated to reflect discontinued operations treatment for all historical periods presented.

(A)      Analysis of Results of Operations

     The Company had net earnings from continuing operations of $51,941 for the six months ended December 31, 2000, as compared to $118,288 for the same period of 1999. For the three month period ended December 31, 2000, the Company incurred a loss of $44,805 as compared to net earnings of $95,379 for the same period of 1999. This loss of earnings was attributable to the normal slow selling periods during the winter months and holiday season as well as transition costs associated with the plant shut down in Dodge City, Kansas and the opening of the new plant in Thomas, Oklahoma.

     Sales from continuing operations increased to $6,903,227 for the six months ended December 31, 2000, compared to $5,400,131 for 1999. The increase of $1,503,096 is attributable to improved cattle prices, therefore creating strong distributor/dealer demand, as well as the Company's efforts in the equine (horse) equipment market and expanded product offerings in rodeo and special product sales. The Company continues to make improvements to various existing products and is planning on introducing some significant changes in the spring and summer of 2001. Sales increased at both the W-W Manufacturing and Eagle plant locations. Sales at the W-W Manufacturing location increased from $3,784,034 to $4,059,774 for the same six-month period of 1999 and 2000. Sales increased at the Eagle plant to $1,725,336 for the six months ended December 31, 2000 as compared to $1,616,098 for the same period of 1999. The Company also realized sales from the Paul location of $1,118,117 for the six months ended December 31, 2000. Based on present conditions, the Company anticipates sales to remain strong throughout fiscal 2000-2001. Product improvements and new product introductions have allowed the Company to gain acceptance with new customers and move into markets not normally serviced by the Company. The east coast market serviced by Eagle continues to show improvement, as this market accepts and appreciates a higher quality of equipment, replacing the lighter weight products previously offered. The eastern market has seen the most significant improvements in the rodeo and equine equipment lines. Livestock handling equipment products should see strong sales and improved profits throughout the balance of the current fiscal year. The Company is presently involved in several projects, which includes special sales to expo centers, fairs and livestock shows, as well as projects in the international market. The Company expects to see this area of sales improve throughout 2001.

     With the completion of the new plant in Thomas, Oklahoma during the first quarter of 2001, the Company will incur significant costs for moving operations from Dodge City, Kansas and the training of new employees in Oklahoma. Management anticipates that this increase in cost will impair profits for several months while the move is being completed. The Company plans to keep both plants operating as the move is taking place. Temporary labor will be employed to help move while regular full time employees will maintain operations. It is anticipated that the move will take approximately two months to complete and another month or two to get operations up to full operating levels. Management is hopeful that during the second quarter of 2001 the Company will start realizing the benefits of the new plant and the cost reductions that are anticipated with the move completed.

     Gross margins from continuing operations decreased for the six months ended December 31, 2000 to 18.5% as compared to 20.2% in 1999. The decreased margins are the result of labor, shipping and manufacturing problems in the Dodge City facility due the closing of the plant. Many products during the six month period ended December 31, 2000 had to be built in temporary production facilities in Thomas, Oklahoma due to labor shortages in Dodge City. These products then had to be shipped to Dodge City for painting and then reshipped to our distributors/dealers. These extra costs, along with other manufacturing insufficiencies in Dodge City and additional costs associated with the start up of the new Thomas plant caused the decrease in margins. Management expects gross margins to improve after the consolidation of the two plants into the new facility in Thomas, Oklahoma. The move will take place during the third quarter of 2001 and operations are expected to be in full swing by the fourth quarter 2001.

     Gross margins at the Eagle plant continue to improve as the plant utilization continues and sales increase in the eastern market. Gross profits improved at the Eagle plant to $268,982 or 15.6% for the six months ended December 31, 2000 as compared to $214,154 or 13.3% for the same period of 1999.

     Selling expenses from continuing operations as a percentage of sales decreased from 8.8% in 1999 to 7.0% in 2000. Total dollars expended for selling expense increased only $9,266 during the six month period ended December 31, 2000. The slight increase reveals the Company's cost will remain stable while sales continue to improve. The Company will continue its aggressive pursuit of new markets and expanding its distributor/dealer base. Through the balance of the fiscal year, management will continue to evaluate selling expense to find ways to keep costs in line as a percentage of sales, as we continue to grow markets and market share with new products.

     General and administrative expense from continuing operations increased as a percentage of sales to 9.8% as compared to 6.9% for the same period of 1999. Overall dollars spent on general and administrative expenses increased $301,939 for the six months ended December 31, 2000 as compared to the same period of 1999. The increase was due to higher salaries, legal and accounting costs related to the change in business structure and the increase of travel costs nationwide. The overall dollar increase was also a result of the addition of Paul by $79,362. The Company will continue to find ways to lower general and administrative expense through the use of centralization, job realignment, and line-by-line expense reductions. The Company also believes that general and administrative expenses will also decrease due to the fact that the business structure changes were completed during the third quarter and a majority of the legal and accounting fees were finalized at that time.

     Interest expense from continuing operations increased for the six months ended December 31, 2000 to $113,262 from $79,812 for the same period of 1999. Interest expense from continuing operations for the three months ended December 31, 2000 increased to $55,794 from $40,464 for the same three-month period of 1999. This increase is due to the rise in the prime interest rate and the heavy borrowing on the revolving lines to support the Titan split-off and manufacturing plant move. The Company plans on maintaining higher levels of inventory while moving from Dodge City to Thomas in an effort to maintain sales levels while in transit. As profits and cash flow increase, the Company plans to reduce debt, thereby reducing overall interest expense.

(B)  Liquidity and Capital Resources

     The Company's principal sources of liquidity are borrowings under its credit facilities and from internally generated funds. The Company generated funds from operations with net earnings of $60,160 and produced a traditional cash flow from operations of $157,271. This cash flow and funds from an operating line increase of $92,890 were used to fund the sales growth of $1,503,096 and the resulting inventory and accounts receivable increase. The funds generated from operating cash flow has provided adequate liquidity to meet all current obligations for the six months ended December 31, 2000. As the company moves further into fiscal 2001, it anticipates continued sales growth with a leveling off of borrowings.

     The Company used cash in investing activities for the purchase of new property and equipment. Overall purchases of property and equipment increased for the six months ended December 31, 2000 to $141,504 from $28,167 for the same six months ended December 31, 1999. The increased purchases are a result of the Company providing equipment for the new Thomas plant. Cash used in financing activities resulted in an increase in borrowings of $104,010 for the six months ended December 31, 2000, and the Company anticipates overall debt to remain steady over the balance of fiscal 2001. In March 2001, management successfully completed a three-year extension for its banking arrangements with Wells Fargo Business Credit of Denver. This allows the Company the necessary capital to continue to grow and meet its obligations. The details of the arrangement called for a three-year extension of its commitment from the bank of various revolving lines and two equipment lines used for the purchase of equipment and the Adrian
J. Paul Company.

     Based on current and general economic conditions, the Company anticipates continued improvement in both sales and profits for fiscal 2001. However, management does anticipate that moving the W-W Livestock Equipment plant from Dodge City, Kansas to Thomas, Oklahoma will have some effects on profitability during the move and for a period thereafter. Management believes that with net cash provided from cash flow, available lines of credit, and funds provided from earnings, it will have adequate sources to meet its current obligations.

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

     Not Applicable

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES
                -------------------------------

     Not Applicable

ITEM 4.         SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
                --------------------------------------------------

     On January 5, 2001, the Company held its annual meeting of stockholders, and the following matters were voted upon.

A) Sale of the Company's wholly-owned subsidiary, Titan Industries, Inc., to certain existing shareholders of the Company.

                For              Against            Abstained         Not Voted
                ---              -------            ---------         ---------
             3,066,839           341,311             33,960            304,755

B)       Election of the Board of Directors which include the following:

                      Nominee                   For               Against
                      -------                   ---               -------
               Steve D. Zamzow               3,404,608            342,257
               Millard T. Webster            3,404,608            342,257
               L.M "Mick" McCarty            3,404,608            342,257
               Harold Gleason                3,404,608            342,257
               A. Randal Kourt               3,404,608            342,257

C) Election of the Company's independent auditors, Brock and Company of Ft. Collins, Colorado.

                        For              Against            Abstained
                        ---              -------            ---------
                     3,411,948           34,217              300,700

ITEM 5.         OTHER INFORMATION
                -----------------
     Not Applicable

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
                --------------------------------

     None.

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         W W CAPITAL CORPORATION
                                               (Registrant)

Dated: May 15, 2001                      By: /s/ Steve D. Zamzow
                                            ----------------------------------
                                            Steve D. Zamzow,  President  & CEO



Dated: May 15, 2001                      By: /s/ Mike Dick
                                            ---------------------------------
                                            Mike Dick, Controller