Form 10-Q
period 2001-03-31
W W CAPITAL CORP
filed 2001-08-10
CIK 831253

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For Quarterly Period Ended March 31, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to _________

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

Title of Each Class                             Number of Shares Outstanding
-------------------                                 at August 10, 2001
   Common stock                                 -----------------------------
 $0.01 Par Value                                          5,553,827

                             W-W CAPITAL CORPORATION

                                      Index

PART I             FINANCIAL INFORMATION                           PAGE NO.
------             ---------------------                           --------

Item 1             Balance Sheets
                     March 31, 2001 and June 30, 2000                  1

                   Statements of  Income
                     Three and Nine Months Ended
                     March 31, 2001 and 2000                           3

                   Statements of Cash Flows
                     Nine Months Ended
                     March 31, 2001 and 2000                           5

                   Notes to Financial Statements                       7

                   Independent Accountants Report                     10

Item 2             Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                                    11

PART II            OTHER INFORMATION
-------            -----------------

Item 1             LEGAL PROCEEDINGS                                  14
Item 2             CHANGES IN SECURITIES                              14
Item 3             DEFAULTS UPON SENIOR SECURITIES                    14
Item 4             SUBMISSION OF MATTERS TO VOTE OF
                   SECURITY HOLDERS                                   14
Item 5             OTHER INFORMATION                                  14
Item 6             EXHIBITS AND REPORT ON FORM 8-K                    14


                   SIGNATURES                                         15

                            Part 1-FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                             W-W CAPITAL CORPORATION
                             -----------------------
                                 Balance Sheets

                                                       March 31      June 30,
                                                         2001          2000
                                                         ----          ----
                                                     (Unaudited)
Assets
------
Current assets:
     Cash                                            $   306,122    $   313,898
                                                     -----------    -----------
     Trade accounts receivable                         1,985,196      1,439,179
     Less allowance for doubtful accounts                (38,000)       (38,000)
                                                     -----------    -----------
         Net accounts receivable                       1,947,196      1,401,179
                                                     -----------    -----------
     Accounts receivable, other                           35,313         41,439
     Inventories:
         Raw materials                                   619,145        563,123
         Work-in-process                                 365,168        388,056
         Finished goods                                  994,779        829,408
                                                     -----------    -----------
              Total inventories                        1,979,092      1,780,587
                                                     -----------    -----------
     Prepaid expenses                                     62,398         22,097
     Current portion of notes receivable
         from related parties                                554            507
     Deferred income tax asset                            92,000         92,000
                                                     -----------    -----------
         Total current assets                          4,422,675      3,651,707
                                                     -----------    -----------

Property and equipment, at cost                        3,518,830      3,223,938
     Less accumulated depreciation
         and amortization                             (2,274,223)    (2,134,658)
                                                     -----------    -----------
         Net property and equipment                    1,244,607      1,089,280
                                                     -----------    -----------
Other Assets:
     Long-term notes receivable from
         related parties, net of current portion          21,073         21,627
     Loan Acquisition Costs-Net of
         accumulated amortization of $38,966
         at March 31, 2001 and $25,142 at
         June 30, 2000                                    10,747         24,571
     Equipment deposits                                  175,000           --
     Net assets of discontinued operations                  --        1,854,098
     Other assets                                          7,387         10,454
                                                     -----------    -----------
         Total other assets                              214,207      1,910,750
                                                     -----------    -----------

     TOTAL ASSETS                                    $ 5,881,489    $ 6,651,737
                                                     ===========    ===========

                          (Continued on following page)
                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------
                            Balance Sheets, Continued

                                                            March 31,       June 30,
                                                              2001            2000
                                                              ----            ----
                                                           (Unaudited)
Liabilities
-----------
Current Liabilities:
     Accounts Payable                                     $ 1,406,733    $ 1,285,816
     Accrued property taxes                                    19,081         16,995
     Accrued payroll and related taxes                        183,931        209,819
     Accrued interest payable                                  43,010         15,076
     Accrued income taxes, current                             42,417         36,000
     Current portion of long-term notes payable               221,000        361,000
     Current portion of capital lease obligations              24,000         23,000
     Other current liabilities                                110,330         76,546
                                                          -----------    -----------
         Total current liabilities                          2,050,502      2,024,252
                                                          -----------    -----------

Other Liabilities:
     Long-term notes payable, net of current portion        3,125,372      1,452,992
     Long-term capital lease obligations, net
         of current portion                                   250,561         68,426
     Deferred income tax liability                            106,000        106,000
     Negative goodwill, net of accumulated
         amortization of $2,538 at March 31,
         2001 and $781 at June 30, 2000                        44,315         46,072
                                                          -----------    -----------
         Total other liabilities                            3,526,248      1,673,490
                                                          -----------    -----------

         TOTAL LIABILITIES                                  5,576,750      3,697,742
                                                          -----------    -----------

Stockholders' Equity
--------------------
     Preferred stock: $10.00 par value, 400,000 shares
         authorized                                              --             --
     Common stock, $0.01 par value, 15,000,000
         shares authorized; 5,553,827 shares issued
         and outstanding at March 31, 2001 and
         5,540,661 at June 30, 2000                            55,538         55,406
     Capital in excess of par value                         3,305,533      3,304,629
     Accumulated Deficit                                     (242,317)      (357,134)
                                                          -----------    -----------
                                                            3,118,754      3,002,901

     Less 3,534,263 shares of treasury stock at cost at
         March 31, 2001 and 120,264 at June 30, 2000       (2,814,015)       (48,906)
                                                          -----------    -----------

         TOTAL STOCKHOLDERS' EQUITY                           304,739      2,953,995
                                                          -----------    -----------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                             $ 5,881,489    $ 6,651,737
                                                          ===========    ===========

                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------
                              Statements of Income
                                   (Unaudited)

                                                        Three Months Ended             Nine Months Ended
                                                              March 31                      March 31,
                                                              --------                      ---------
                                                        2001            2000           2001            2000
                                                        ----            ----           ----            ----
Net Sales                                         $  3,445,016    $  3,031,950    $ 10,348,242    $  8,432,082
Cost of goods sold                                   2,724,056       2,346,312       8,353,188       6,653,161
                                                  ------------    ------------    ------------    ------------
      Gross profit                                     720,960         685,638       1,995,054       1,778,921
                                                  ------------    ------------    ------------    ------------

Operating expenses:
      Selling expenses                                 270,209         261,518         753,087         735,169
      General and administrative expenses              321,235         222,872         995,272         594,970
                                                  ------------    ------------    ------------    ------------
           Total operating expenses                    591,444         484,390       1,748,359       1,330,139
                                                  ------------    ------------    ------------    ------------

           Operating earnings                          129,516         201,248         246,695         448,782
                                                  ------------    ------------    ------------    ------------
Other income (expenses):
      Interest income                                    8,544           7,620          23,871          14,016
      Interest expense                                 (84,025)        (42,416)       (197,287)       (122,228)
      Gain on sale of assets                            34,634            --            72,434            --
      Other income (expense), net                        1,807           3,262          20,704           9,372
                                                  ------------    ------------    ------------    ------------
           Total other income (expense)                (39,040)        (31,534)        (80,278)        (98,840)
                                                  ------------    ------------    ------------    ------------
      Earnings before income taxes                      90,476         169,714         166,417         349,942

Income taxes from continuing operations                 35,819          84,000          59,819          84,000
                                                  ------------    ------------    ------------    ------------

Net earnings from continuing operations                 54,657          85,714         106,598         265,942
                                                  ------------    ------------    ------------    ------------

Discontinued operations:
      Earnings from operations of Titan
           Industries disposed of (net of
           income taxes of $16,000 at three
           and nine months ended March 31,
           2000 and $59,000 at nine months
           ended March 31, 2001)                          --            60,290          88,219          52,562

      Loss on disposal of Titan Industries                --              --            80,000            --
                                                  ------------    ------------    ------------    ------------

      Net earnings from discontinued operations           --            60,290           8,219          52,562
                                                  ------------    ------------    ------------    ------------

Net earnings                                      $     54,657    $    146,004    $    114,817    $    318,504
                                                  ============    ============    ============    ============

                          (Continued on following page)
                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------
                         Statements of Income, Continued
                                   (Unaudited)

                                                         Three Months Ended                Nine Months Ended
                                                               March 31                        March 31,
                                                               --------                        ---------
                                                         2001            2000            2001             2000
                                                         ----            ----            ----             ----
Earnings per common share:
      Basic
           Earnings from continuing operations     $        0.01   $        0.02   $        0.02    $        0.05
           Earnings from discontinued operations            0.00            0.01            0.02             0.01
           Loss on disposal of Titan Industries             0.00            0.00           (0.02)            0.00
                                                   -------------   -------------   -------------    -------------

           Net earnings                            $        0.01   $        0.03   $        0.02    $        0.06
                                                   =============   =============   =============    =============
           Weighted average number of common
                shares                                 5,553,827       5,540,661       5,545,050        5,540,661

      Diluted
           Earnings from continuing operations     $        0.01   $        0.02   $        0.02    $        0.05
           Earnings from discontinued operations            0.00            0.01            0.02             0.01
           Loss on disposal of Titan Industries             0.00            0.00           (0.02)            0.00
                                                   -------------   -------------   -------------    -------------
           Net earnings                            $        0.01   $        0.03   $        0.02    $        0.06
                                                   =============   =============   =============    =============

           Weighted average number of common
                shares                                 5,553,827       5,540,661       5,545,050        5,540,661

                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------
                            Statements of Cash Flows
                                   (Unaudited)

                                                             Nine Months Ended
                                                                  March 31,
                                                                  ---------
                                                              2001         2000
                                                              ----         ----
Cash flows from operating activities:
     Net earnings                                         $ 114,817    $ 318,504
     Adjustments to reconcile net earnings to net
         cash provided by (used in) operating
         activities:
         Earnings from discontinued operations              (43,511)     (68,562)
         Depreciation and amortization                      153,389      143,586
         Gain on sale of property and equipment             (72,434)        --
         Provision for doubtful accounts receivable             725       20,752
         Amortization of negative goodwill                   (1,757)        (222)

     Change in assets and liabilities:
         Accounts receivable                               (546,742)    (146,712)
         Inventories                                       (213,284)    (268,917)
         Other current and non-current assets               (31,108)     (79,298)
         Accounts payable                                   118,196      249,931
         Accrued expenses and other current liabilities      44,333      169,161
                                                          ---------    ---------
              Net cash provided by (used in)
                  operating activities                     (477,376)     338,223
                                                          ---------    ---------

Cash flows from investing activities:
     Proceeds from sale of property and equipment            72,434         --
     Purchase of property and equipment                    (254,495)     (45,736)
     Proceeds from stockholders' notes receivable               507          466
     Cash acquired in acquisition of subsidiary                --         14,988
                                                          ---------    ---------
              Net cash used in investing activities       $(181,554)   $ (30,282)
                                                          ---------    ---------

                          (Continued on following page)
                 See accompanying notes to financial statements

                             W-W CAPITAL CORPORATION
                             -----------------------
                       Statements of Cash Flows, Continued
                                   (Unaudited)
                                                                 Nine Months Ended
                                                                     March 31,
                                                                     ---------
                                                                2001           2000
                                                                ----           ----
Cash flows from financing activities:
     Payments on notes payable, financial
         institutions and government entities              $(8,818,756)   $(7,886,803)
     Proceeds from notes payable                             9,385,739      7,566,187
     Payments on capital leases                                (16,865)       (12,777)
     Proceeds from leases payable                              200,000           --
     Proceeds from the exercise of stock options                 1,036           --
     Repurchases of common stock                              (100,000)          --
                                                           -----------    -----------
         Net cash provided by (used in) financing
                  activities                                   651,154       (333,393)
                                                           -----------    -----------

     Net decrease in cash                                       (7,776)       (25,452)
     Cash at beginning of period                               313,898        170,252
                                                           -----------    -----------

     Cash at end of period                                 $   306,122    $   144,800
                                                           ===========    ===========

Supplemental disclosures of cash flow for continuing operations:

     Cash paid during the period for interest              $   167,457    $   118,162

     Installment loans to acquire property and equipment   $    40,397    $      --


     Installment loans used for deposits on purchase
         of property and equipment                         $   175,000    $      --


     Installment loans used for the repurchase of
         common stock                                      $   750,000    $      --


     Cash paid during the period for income taxes          $    67,685    $      --

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

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles for full-year financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to W-W Capital Corporation's financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2000. In the opinion of management, all adjustments (consisting of normal recurring accrual basis adjustments) considered necessary for a fair presentation have been reflected in the accompanying financial statements. Operating results for the three and nine month periods ended March 31, 2001, are not necessarily indicative of the result that may be expected for the year ended June 30, 2001


NOTE 2 - NET BASIC EARNINGS PER SHARE
-------------------------------------

     The net basic earnings per share amount included in the accompanying statement of operations have been computed using the weighted-average number of shares of common stock outstanding and the dilative effect, if any, of common stock equivalents existing during the applicable three and nine month periods.


NOTE 3 - RELATED PARTY TRANSACTION
----------------------------------

     The Company has a number of related party transactions. See the footnotes to W-W Capital Corporation financial statements for the year ended June 30, 2000, included in its Annual Report on Form 10-K for the nature and type of related party transactions.

     A summary of the related party transactions that effect the Company's statement of operations for the three and nine months ended March 31, 2001 and 2000, respectively, is as follows:

                          Three Months Ended             Nine Months Ended
                               March 31,                      March 31,
                               ---------                      ---------

Transactions with
-----------------
Related parties              2001         2000            2001             2000
---------------              ----         ----            ----             ----
Rent Expense             $ 15,000     $ 15,000        $ 45,000         $ 40,000


NOTE 4 - CREDIT AGREEMENT
-------------------------

     During March 2001, the Company extended the maturity date of the revolving notes payable credit agreement with Wells Fargo Bank through October 2004. Borrowing base limitations and loan agreement covenants remain unchanged.


NOTE 5 - DISCONTINUED OPERATION
-------------------------------

     On January 5, 2001, the Shareholders of the Company voted to sell its water and environmental product segment, Titan Industries, Inc., to certain shareholders of the Company in exchange for 3,390,399 shares, or approximately 61.2%, of the common stock of the Company. In addition to giving up its interest in Titan, the Company also contributed to the capital of Titan the sum of $850,000 used to equalize the value of the consideration being exchanged. The sale is being accounted for as a treasury stock transaction and the estimated loss on disposal is the result of professional fees attributable to the transaction. The accompanying financial statements have been restated to conform to discontinued operations treatment for all historical periods presented.

     The operating results of the discontinued operation is as follows:

                                                        Six Months Ended
                                                           December 31,
                                                           ------------
                                                      2000               1999
                                                      ----               ----
Net Sales                                         $ 4,699,336       $ 4,071,064
                                                  ===========       ===========
Earnings (loss) before
    provision for income taxes                    $   147,219       $    (7,728)
Provision for income taxes                             59,000              --
                                                  -----------       -----------
Earnings (loss) from
    discontinued operations                       $    88,219       $    (7,728)
                                                  ===========       ===========

     Assets and liabilities of the discontinued operation is summarized as follows:

                                                      December 31,      June 30,
                                                          2000            2000
                                                          ----            ----
Cash                                                  $  105,473      $   96,986
Receivables                                            1,258,184       1,579,784
Inventories                                            2,551,495       2,537,367
Prepaid expenses                                          18,151          30,540
Deferred taxes                                            22,000          22,000
                                                      ----------      ----------
    Current assets of discontinued
        operations                                     3,955,303       4,266,677
                                                      ----------      ----------

Net property and equipment                               909,224         870,047
                                                      ----------      ----------

Accounts payable                                       1,405,448       1,731,932
Accrued liabilities                                      181,004         138,494
Short-term debt                                        1,065,000          57,000
                                                      ----------      ----------
   Current liabilities of discontinued
        operations                                     2,651,452       1,927,426
                                                      ----------      ----------

Long-term debt                                           290,466       1,330,200
Deferred taxes                                            25,000          25,000
                                                      ----------      ----------
    Non-current liabilities of
        discontinued operations                          315,466       1,355,200
                                                      ----------      ----------

Net assets of discontinued operations                 $1,897,609      $1,854,098
                                                      ==========      ==========

     During January 2001, the Company entered into an informal loan agreement with an affiliated investment group to borrow $1,000,000. 2,448,000 shares of the Company's outstanding common stock collateralize the loan. Loan proceeds of $750,000 were used to fund the capital contribution to Titan Industries, Inc. The informal note agreement is tentatively scheduled to mature in January 2011 and bears interest at 12%. The note is payable with one payment consisting exclusively of twelve month's interest on the second anniversary date, and beginning on the third anniversary date, annual installments of $125,000 plus all unpaid interest.


NOTE 6 - SUBSEQUENT EVENT
-------------------------

     During April 2001, The Company started leasing its new facility in Thomas, Oklahoma under a capital lease obligation. As a result, the Company will capitalize the building and land for $1,046,380 and the building will be amortized over 30 years.

Independent Accountant's Report
-------------------------------


Board of Directors and Stockholders
W-W Capital Corporation
Fort Collins, Colorado



     We have reviewed the accompanying balance sheets, statements of operations, and cash flows of W-W Capital Corporation and consolidated subsidiaries as of March 31, 2001, and for the three month and nine month periods then ended. These financial statements are the responsibility of the Company's management.

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







                                     BROCK AND COMPANY, CPAs, P.C.



Fort Collins, Colorado
July 2, 2001

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

(A)      Analysis of Results of Operations
         ---------------------------------

     The Company had net earnings from continuing operations of $106,598 for the nine months ended March 31, 2001, as compared to $265,942 for the same period of 2000. For the three month period ended March 31, 2001, the Company had net earnings of $54,657 as compared to $85,714 for the same period of 2000. This loss of earnings was attributable to transition costs associated with the plant shut down in Dodge City, Kansas and the opening of the new plant in Thomas, Oklahoma.

     Sales from continuing operations increased to $10,348,242 for the nine months ended March 31, 2001, compared to $8,432,082 for 2000. The increase of $1,916,160 is attributable to improved cattle prices, therefore creating strong distributor/dealer demand, as well as the Company's efforts in the equine (horse) equipment market and expanded product offerings in rodeo and special product sales. The Company continues to make improvements to various existing products and is planning on introducing some significant changes in the summer of 2001. Sales increased at both the W-W Manufacturing and Eagle plant locations. Sales at the W-W Manufacturing location increased slightly from $5,806,310 to $5,909,367 for the same nine-month period of 2000 and 2001. Sales increased at the Eagle plant to $2,707,247 for the nine months ended March 31, 2001 as compared to $2,559,620 for the same period of 2000. The Company also realized sales from the Paul location of $1,731,628 for the nine months ended March 31, 2001. Based on present economic conditions throughout the United States, the Company anticipates sales to decrease during the fourth quarter of fiscal 2001. The Company is attempting to limit the effect of the economic slowdown by continuing to analyze existing product improvements and new product introductions which have allowed the Company to gain acceptance with new customers and move into markets not normally serviced by the Company. The east coast market serviced by Eagle continues to show improvement, as this market accepts and appreciates a higher quality of equipment, replacing the lighter weight products previously offered. The eastern market has seen the most significant improvements in the rodeo and equine equipment lines. The Company is presently involved in several projects, which includes special sales to expo centers, fairs and livestock shows, as well as projects in the international market. The Company expects to see this area of sales improve throughout 2001.

     With the completion of the new plant in Thomas, Oklahoma during the first quarter of 2001, the Company has incurred significant costs for moving operations from Dodge City, Kansas and the training of new employees in Oklahoma. This increase in cost impaired profits for the third quarter of fiscal 2001 and management anticipates that the costs will impair profits throughout the balance of fiscal 2001. The Company kept both the Dodge City and Thomas plants operating as the move was taking place. It is anticipated that operations will be running at full operating levels by June 30, 2001, at which time management believes the Company will start realizing the benefits of the new plant and the cost reductions that are anticipated with the move completed.

     Gross margins from continuing operations decreased for the nine months ended March 31, 2001 to 19.3% as compared to 21.1% in 2000. The decreased margins are the result of labor, shipping and manufacturing problems in the Dodge City facility due the closing of the plant. Many products during the nine month period ended March 31, 2001 had to be built in Thomas, Oklahoma due to labor shortages in Dodge City and the availability of the power coat paint system in Thomas. These products then had to be shipped to Dodge City for painting and then reshipped to our distributors/dealers. These extra costs, along with other manufacturing insufficiencies in Dodge City and additional costs associated with the start up of the new Thomas plant caused the decrease in margins. Management expects gross margins to improve after the consolidation of the two plants into the new facility in Thomas, Oklahoma. The move took place during the third quarter of fiscal 2001 and operations are expected to be in full swing by the first quarter of fiscal 2002.

     Gross margins at the Eagle plant continue to improve as the plant utilization continues and sales increase in the eastern market. Gross profits improved at the Eagle plant to $478,380 or 17.7% for the nine months ended March 31, 2001 as compared to $344,504 or 13.5% for the same period of 2000.

     Selling expenses from continuing operations as a percentage of sales decreased from 8.7% in 2000 to 7.3% in 2001. Total dollars expended for selling expense increased only $17,918 during the nine month period ended March 31, 2001. The slight increase reveals the Company's cost will remain stable while sales continue to improve. The Company will continue its aggressive pursuit of new markets and expanding its distributor/dealer base. Through the balance of the fiscal year, management will continue to evaluate selling expense to find ways to keep costs in line as a percentage of sales, as we continue to grow markets and market share with new products.

     General and administrative expense from continuing operations increased as a percentage of sales to 9.6% as compared to 7.1% for the same period of 2000. Overall dollars spent on general and administrative expenses increased $400,302 for the nine months ended March 31, 2001 as compared to the same period of 2000. The increase was due to higher salaries, legal and accounting costs related to the changes in business structure and the increase of travel costs nationwide. The overall dollar increase was also a result of the addition of Paul by $119,332. The Company will continue to find ways to lower general and administrative expense through the use of centralization, job realignment, and line-by-line expense reductions. The Company also believes that general and administrative expenses will also decrease due to the fact that the business structure changes were completed during the third quarter of fiscal 2001 and a majority of the legal and accounting fees were finalized at that time.

     Interest expense from continuing operations increased for the nine months ended March 31, 2001 to $197,287 from $122,228 for the same period of 2000. Interest expense from continuing operations for the three months ended March 31, 2001 increased to $84,025 from $42,416 for the same three-month period of 2000. This increase is due to the rise in the prime interest rate for the first six months of fiscal 2001 and the heavy borrowing on the revolving lines to support the Titan split-off and manufacturing plant move. The Company maintained higher levels of inventory while moving from Dodge City to Thomas in an effort to maintain sales levels while in transit. As profits and cash flow increase, the Company plans to reduce debt, thereby reducing overall interest expense.

(B)  Liquidity and Capital Resources
     -------------------------------

     The Company's principal sources of liquidity are borrowings under its credit facilities and from internally generated funds. The Company generated funds from operations with net earnings of $114,817 and produced a traditional cash flow from operations of $268,206. This cash flow and funds from an operating line increase of $566,983 were used to fund the sales growth and the resulting inventory and accounts receivable increase. The Company anticipates keeping a high level of borrowings throughout the fourth quarter of fiscal 2001 due to the plant move from Dodge City to Thomas and the current economic slowdown throughout the country. As the Company moves into fiscal 2002, it anticipates that continued sales growth along with the cost saving benefits associated with the new Thomas plant will help level off and reduce borrowings.

     The Company used cash in investing activities for the purchase of new property and equipment. Overall purchases of property and equipment increased for the nine months ended March 31, 2001 to $254,495 from $45,736 for the same nine months ended March 31, 2000. The increased purchases are a result of the Company providing equipment for the new Thomas plant. Cash used in financing activities resulted in an increase in borrowings of $651,154 for the nine months ended March 31, 2001, and the Company anticipates overall debt to increase slightly over the balance of fiscal 2001.

     Based on current and general economic conditions, the Company anticipates a reduction in both sales and profits for the fourth quarter of fiscal 2001. The production plant move from Dodge City, Kansas to Thomas, Oklahoma has had a negative effect on profitability, however management believes that the benefits of the move will be felt throughout fiscal 2002 and thereafter. Management also believes that with net cash provided from cash flow, available lines of credit, and funds provided from earnings, it will have adequate sources to meet its current obligations.

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

ITEM 2.         CHANGES IN SECURITIES
                ---------------------
     Not Applicable

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES
                -------------------------------
     Not Applicable

ITEM 4.         SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
                --------------------------------------------------
     Not Applicable

ITEM 5.         OTHER INFORMATION
                -----------------
     Not Applicable

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
                --------------------------------
     Not Applicable

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     W W CAPITAL CORPORATION
                                           (Registrant)

Dated:   August 10, 2001             By: /s/ Steve D. Zamzow
                                     -----------------------------------
                                     Steve D. Zamzow,  President  & CEO



Dated:   August 10, 2001             By: /s/ Mike Dick
                                     -----------------------------------
                                     Mike Dick, Controller