Form 10-K
period 2001-06-30
W W CAPITAL CORP
filed 2002-05-30
CIK 831253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

 X        Annual  Report  pursuant  to  Section  13 or 15(d)  of the  Securities
---       Exchange Act of 1934


For the Fiscal year ended June 30, 2001 or
                          -------------

          Transition  report  pursuant to Section 13 or 15(d) of the  Securities
---       Exchange Act of 1934

For the Transition period from ____________ to ____________

Commission File No.: 0-17757


                             W W CAPITAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                               93-0967457
-------------------------------                              -------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation of organization)                              Identification No.)

                          3500 JFK Parkway, Suite 202
                            Ft. Collins, Colorado        80525
                ------------------------------------------------
                (Address of principal executive office)(Zip Code)


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

                     Yes   X                          No
                         -----                            -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.

                     Yes   X                          No
                         -----                            -----

The aggregate market value of the voting stock held by non-affiliates of the Company on May 21, 2002 (1,746,258 shares of common stock) was $110,014 based on the average of the bid and asked prices ($0.063 per share) as quoted on the over the counter market.

The number of shares outstanding of each of the Company's sales of common stock, as of May 21, 2002 was:

                    Common Stock, 2,008,164 Shares
                    $.01 par value

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

On August 16, 1988, the Company acquired 100% of the outstanding shares of W-W Manufacturing Co., Inc. ("W-W") one of the oldest and largest livestock equipment manufacturers in the United States, in exchange for 160,000,000 shares of the Company's common stock. W-W manufactures a full line of cattle and equine handling and confinement equipment for use by farmers, ranchers, rodeos, and universities throughout the United States.

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

On October 15, 1993, the Company acquired various assets of Wholesale Pump and Supply, Inc. ("Wholesale") of Oklahoma City, Oklahoma by issuing 250,000 shares of common stock. The shares had an aggregate value of $145,000 at the day of closing. The purchase of assets was arrived through an arms length negotiation. Wholesale operated as a division of Titan Industries and distributed water well supplies and environmental monitoring equipment for testing ground water.

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

On January 5, 2001, the Shareholders of the Company voted to sell its water and environmental product segment, Titan Industries, Inc., to certain shareholders of the Company in exchange for 3,390,399 shares, or approximately 61.2%, of the common stock of the Company. The transaction had an effective date of December 31, 2000. In addition to giving up its interest in Titan, the Company also contributed the sum of $850,000 to the capital of Titan to equalize the value of the consideration being exchanged. The sale was accounted for as a treasury stock transaction and a loss on disposal of $14,900 was recorded as the result of professional fees attributable to the transaction.

(b)               Financial Information About Industry Segments
                  ---------------------------------------------

The continuing business of the Company is carried on within one segment by three operating units, each with its own organization. The management of each operating unit has responsibility for product development, manufacturing, marketing and for achieving a return on investment in accordance with the standards and budgets established by W W Capital. Overall supervision, coordination and financial control are maintained by the executive staff from the corporate headquarters located at 3500 JFK Parkway, Suite 202, Ft. Collins, Colorado. As of June 30, 2001, the Company and its segments had approximately 150 employees. The reader is referred to Item 7, Management's Discussion, and Analysis of Financial Condition and Results of Operations and notes to the Company's financial statements for certain financial information regarding this segment.

(c)               Narrative Description of Business
                  ---------------------------------

The registrant conducts its business through its business segment: livestock handling equipment group. A discussion of this segment follows.

                       LIVESTOCK HANDLING EQUIPMENT GROUP
                       ----------------------------------

Principal Products, Markets and Distribution
--------------------------------------------

The livestock handling group manufactures a broad line of cattle handling, equine (horse), and rodeo equipment and containment systems. Farmers, ranchers, rodeos, county fairs, veterinarians, and universities use this equipment. Presently, with its 57-year-old history, W-W Manufacturing the primary subsidiary of this segment, is well recognized in the industry as the leader in production of livestock equipment. With the acquisition of Eagle Enterprises, October 1992, the Company has experienced growth with this segment. Eagle had manufactured all types of livestock feeding equipment and various containment systems similar to that manufactured by W-W Manufacturing. The Eagle line of products is primarily distinguished from W-W Manufacturing's products by a purchase decision that is primarily motivated/driven by pricing considerations.

Since the purchase of Eagle, the Company eliminated some of its line of feeding equipment which had not been profitable. By elimination of these products, Eagle has the manufacturing capacity to produce the majority of W-W Manufacturing line of products, thus improving its delivery time to dealer/distributors in the east, and southeastern United States. The Eagle plant was realigned to complement the W-W Manufacturing line of products and all products will be sold under the W-W Manufacturing name. This is significant since the W-W line has a long-term (57 years) reputation as an industry leader and manufacturing of quality equipment. Now that the W-W Manufacturing line is manufactured at Eagle, Eagle has reintroduced a redesigned feeding line to meet customer needs and enabling Eagle to produce it profitably. This reintroduction has helped Eagle reclaim sales levels that were lost when the feeding line was dropped as well as pick up new sales from customers previously handling the W-W Manufacturing line only. The redesigned feeding line has been introduced into the midwest and west markets and is now being manufactured at W-W Manufacturing. Feed equipment has proven to be a lower margin product line but continues to sell during depressed market conditions and is used as a lead in product to gain new customers acceptance for the traditional higher margin W-W working equipment line.

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

With the acquisition of Adrian J. Paul Scales, on March 21, 2000 the Company entered the new market of livestock scales. These scales are used to weigh and track the development of various livestock. This market compliments the W-W line of equipment and can be sold by the existing W-W distributor/dealer network. Also the W-W line of products is being offered and sold by the distributors and dealers of theW-W Paul Scale Company. The Company is in the process of developing several new scales that will compliment and work interrelated with the W-W cattle line of chutes.

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

Raw Materials and Facilities
----------------------------

The manufacture of livestock handling equipment requires various sizes of steel, tubing, and other related steel products. The products necessary for fabrication of equipment are purchased from numerous steel companies, and the Company has experienced no difficulties in obtaining adequate supplies. The divisions of this segment are located as follows: W-W Manufacturing, the largest by sales volume of the three divisions, is located at Route 1, Box 138, Hwy 54, Thomas, Oklahoma. Eagle Enterprises, is located at 175 Windle Community Road, Livingston, Tennessee. W-W Paul Scales is located at Hwy 81 South, Duncan, Oklahoma.

Competition
-----------

The Company encounters competition in varying degrees in both cattle handling and equine product lines. Competitors are primarily domestic producers of similar products. These companies compete in price, delivery schedules, quality, product performance, and other conditions of sales. During 2001 and 2000, management invested in new equipment, did extensive training, scheduled many live demonstrations, improved plant efficiencies, introduced new product improvements and new products, in order to maintain its competitive edge.

Strategy for Growth
-------------------

Growth is anticipated in two areas. First, the Company will continue to expand the distributor/dealer network throughout the country. Future growth will, however, be constrained by availability of capital resources and continuing good market conditions.

Diversification into related product areas now served by the Company could afford a second area for growth as shown with the acquisition of the W-W Paul Scale Co. Management believes W-W Manufacturing's 57 year old reputation for quality, as well as for introducing new innovations into existing products, has positioned the Company ideally as a marketer for new products of its own as well as other companies' products.

Continued emphasis will be put on specials and special sales to universities, expo centers and fairgrounds. This highly visible use of equipment provides product endorsement for the standard line of products and help distributors/dealers to sell product to the end consumer.

                   OTHER INFORMATION RELATIVE TO THE BUSINESS
                   ------------------------------------------

Patents and Trademarks
----------------------

With the purchase of the Adrian J. Paul Company, the livestock handling equipment segment, has acquired various patents. These patents are all current and registered with the United States Patent Trademark Office. These patents deal with systems for weighing non-stationary objects, torque bar suspension scales with strap assemblies and an on board truck weighing system.

Seasonality
-----------

The Company experiences seasonality in sales. The livestock handling equipment product segment has increased sales in the fall through spring and lower sales in summer.

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

Dependence Upon a Single Customer
---------------------------------

Not Applicable

Dollar Amount of Backlog Orders
-------------------------------

Backlog in the livestock handling equipment group was $824,000 in 2001 as compared to $1,860,000 in 2000. This decrease from 2000 is due to depressed economic conditions and the extraordinary hot and dry summer. This is expected to improve as we move into the fall season.

Business Subject to Renegotiation at Election of Government
-----------------------------------------------------------

Not Applicable

Research and Development Expenditures
-------------------------------------

Due to the nature of manufacturing operations of the Company and the types of products produced expenditures for research and development are not material to the overall operating cost.

Compliance with Environmental Controls
--------------------------------------

The Company has faced issues with the EPA regarding its paint systems located at various plants. The problems with the Dodge City, Kansas and temporary Thomas, Oklahoma plants were solved with the powder coat paint system that was installed in the new plant in Thomas, Oklahoma, which has passed all EPA requirements. In the Eagle plant located in Livingston, Tennessee, the Company was issued a temporary paint operating permit through December 31, 2001. By that time, the Company was to be in compliance with the VOC's and HAP's emitted due to the present flow coat paint system and to install a powder coat paint system. Over the past year, management has worked with various paint suppliers to come up with a solution that solved the problem of emissions in the air thereby lowering the VOC's to an acceptable level and meet other governmental guidelines. Management has located the majority of the powder coat system to be installed and has placed a $175,000 refundable deposit on the system. Management has been in contact with the EPA offices and is presently negotiating an extension of its' current permit until the new powder coat system is installed. To the best of its knowledge, the Company believes that it is presently in substantial compliance with all other existing environmental laws.

Item 2.           Properties
                  ------------------

The Company's corporate headquarters is located at 3500 JFK Parkway, Suite 202, in Ft. Collins, Colorado, and is leased from an unrelated third party.

The livestock handling equipment division is located at Route 1, Box 138, Hwy 54, Thomas, Oklahoma. This facility is leased from the City of Thomas Economic Development Authority for $10,217 per month through September 2021. The facility is comprised of approximately 80,000 square feet located on 10 acres of land.

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

Item 3.           Legal Proceedings
-------           -----------------

Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders
-------           ---------------------------------------------------

No matters were submitted for a vote of security holders of the Company during the fourth quarter of the fiscal year ended June 30, 2001.

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
-------           Matter
                  -------------------------------------------------------------

Market Information
------------------
Quarter ended                            High Bid                    Low Bid
-------------                            --------                    -------
September 30, 1999                        $0.063                     $0.063
December 31, 1999                          0.063                      0.063
March 31, 2000                             0.500                      0.063
June 30, 2000                              0.063                      0.063

September 30, 2000                        $0.500                     $0.080
December 31, 2000                          0.500                      0.070
March 31, 2001                             0.063                      0.063
June 30, 2001                              0.063                      0.063


The Company's common stock is listed on the over-the-counter market and trades under the symbol "WWCL".

Holders
-------

As of May 21, 2002 the Company had approximately 511 record holders of its common stock, not including some individuals holding shares in street name.

Dividends
---------

The Company did not pay dividends during 2001 or 2000 and does not intend to pay cash dividends in the foreseeable future. The management of the Company intends, for the present, to retain all available funds for the development of its business. Additionally, certain of the Company's loan covenants prohibit the paying of dividends.

Item 6.           Selected Financial Data
-------           -----------------------

                                                     Year ended June 30
--------------------------------------------------------------------------------------------------------------------------------
     SUMMARY OF OPERATIONS (A)
                                         2001                2000                  1999               1998                1997
                                         ----                ----                  ----               ----                ----
     Net Sales                        13,092,869          12,210,587           9,108,446           8,988,176          8,170,971
     Gross Profit Margin               2,278,452           2,492,566           1,774,109           1,711,749          1,684,958
     Operating Earnings
       (Loss)                            (95,939)            456,463             164,026             157,055            (82,299)
     Interest Expense                    296,265             171,124             164,755             195,616            219,609
     Operating Expense                 2,374,391           2,036,103           1,610,083           1,554,694          1,767,257
     Earnings(Loss)
       From Continuing
       Operations                       (247,455)            271,600              46,925               4,655            (69,212)

     Net Earnings (Loss)                (174,136)            338,777             104,808              87,420             28,120

     PER SHARE DATA
     --------------
     Earnings(Loss)
       From Continuing
       Operations                           (.05)                .05                 .01                 .02                .01

     Dividends per
       Common Share                          .00                 .00                 .00                 .00                .00
     Weighted Average
       Shares Outstanding              3,725,881           5,420,397           5,420,397           5,520,397          5,517,064

     FINANCIAL CONDITION
     -------------------
     Total Assets                      6,322,810           6,651,737           5,781,655           5,606,381          4,322,928
     Fixed Assets (Net)                2,351,435           1,089,280           1,174,409           1,268,605          1,431,905
     Long-Term Debt                    4,087,665           1,521,418           1,606,879           1,117,818            255,018
     Stockholders Equity                 (49,314)          2,953,995           2,615,218           2,510,410          2,452,990
     Working Capital  (1)              1,676,546           1,627,455           1,174,058             481,657           (847,169)
     Current Ratio   (2)                    1.80                1.80                1.75                1.24               0.74

A. This summary has been restated to reflect proper accounting treatment for the discontinued operations regarding the sale of Titan Industries, Inc. during the year ended 2001.

(1) The year ended 1997 reflects a classification of debt from long-term to current due to the renewal of bank lines less than one year.

         The year ended 1998 reflects a reclassification of debt from short-term to long-term due to the renewal of its bank lines for longer than one year.

(2)      Percent of current assets to current liabilities.

Item 7.           Management's Discussion and Analysis of Financial Condition
-------           and Results of Operations
                  -----------------------------------------------------------

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto under Item 8.

Results of Operations:
----------------------

The following table presents, for the periods indicated, the dollar value and percentage relationship which certain items reflected in the Company's Statements of Operations. This percentage shows the percent as it relates to the total revenue.

                                                     2001                     2000                    1999
                                          ------------------------  ------------------------  ------------------------
Total revenues                            $ 13,092,869      100.0%  $ 12,210,587      100.0%  $  9,108,446      100.0%
Cost of revenues                            10,814,417       82.6      9,718,021       79.6      7,334,337       80.5
                                          ------------      -----   ------------      -----   ------------      -----
Gross profit                                 2,278,452       17.4      2,492,566       20.4      1,774,109       19.5

Selling, general, and administrative
   expense                                   2,374,391       18.1      2,036,103       16.7      1,610,083       17.7
                                          ------------      -----   ------------      -----   ------------      -----
Operating earnings (loss)                      (95,939)      (0.7)       456,463        3.7        164,026        1.8
Other income (expense)                         103,206        0.8         36,261        0.3         47,654        0.5
Interest expense                              (296,265)      (2.3)      (171,124)      (1.4)      (164,755)      (1.8)
                                          ------------      -----   ------------      -----   ------------      -----
Earnings (loss) before income taxes           (288,998)      (2.2)       321,600        2.6         46,925        0.5
Income taxes from continuing
   operations                                   41,543        0.3        (50,000)      (0.4)           --          0.0
                                          ------------      -----   ------------      -----   ------------      -----
Net earnings (loss) from continuing
   operations                                 (247,455)      (1.9)       271,600        2.2         46,925        0.5
Net earnings of discontinued operations         73,319        0.6         67,177        0.6         57,883        0.6
                                          ------------      -----   ------------      -----   ------------      -----
Net earnings (loss)                       $   (174,136)      (1.3)% $    338,777        2.8%  $    104,808        1.1%
                                          ============      =====   ============      =====   ============      =====

Depreciation and amortization             $    221,491        1.7%  $    188,472        1.5%  $    259,496        2.8%
                                          ============      =====   ============      =====   ============      =====

On January 5, 2001, the Shareholders of the Company voted to sell it's water and environmental product segment, Titan Industries, Inc., to certain shareholders of the Company in exchange for 3,390,399 shares, or approximately 61.2% of the common stock of the Company. The transaction had an effective date of December 31, 2000. In addition to giving up its interest in Titan, the Company also contributed the sum of $850,000 to the capital of Titan to equalize the value of the consideration being exchanged. The sale was accounted for as a treasury stock transaction and the loss on disposal of $14,900 was the result of professional fees attributable to the transaction.

As of the result of the sale of Titan, the accompanying financial statements have been restated for the three years presented to reflect proper accounting treatment for discontinued operations. The reader should be aware that the management discussion and analysis for all years presented have been restated to include only discussion of the livestock equipment segment. Sales in the water and environmental product segment, disposed of during 2001, were $4,699,336 for the six month period ended December 31, 2000, $9,053,166 for the year ended June 30, 2000 and $7,278,597 for the year ended June 30, 1999. Gross margins as a percentage of sales decreased during the six month period ended December 31, 2000 to 14.3% as compared to 17.2% in fiscal 2000 and 18.0% in fiscal 1999. Total selling expenses as a percentage of sales decreased from 6.6% for fiscal 1999 and 6.1% for fiscal 2000 to 4.8% for the six month period ended December 31, 2000. General and administration expense as a percentage of sales also dropped from 7.6% at both fiscal 2000 and 1999 to 6.5% for the six month period ended December 31, 2000. Total interest expense for the six month period ended December 31, 2000 was $80,659, $145,481 for fiscal 2000 and $128,877 for fiscal
1999.

Fiscal Year Ended June 30, 2001 Compared to Fiscal Year Ended June 30, 2000.

The Company had a net loss of $174,136 for the year ended June 30, 2001 as compared to net earnings of $338,777 for the year ended June 30, 2000. The net loss is attributed to several factors with the most notable being the cost to move the largest production plant, formally in Dodge City, Kansas, to its new modern facility in Thomas, Oklahoma. Moving expenses incurred of approximately $112,000 included the loading, transporting and unloading of inventory and equipment, training of new employees, relocation expenses for certain employees, payroll expenses running dual plants during the four month moving process, set up costs for the new plant and the cost to clean up the old plant in Dodge City. Prior to moving, the Company incurred significant expense in training Oklahoma employees by having them spend time in Dodge City, Kansas working with those employees to learn the production process needed at the new plant in Oklahoma. The cost related to this training was approximately $42,000. Other expenses relating to the loss were costs associated to the sale of Titan Industries during the year of $14,900 and other unrelated legal expenses of approximately $78,000. Lower margins were also affected by costs at the new plant immediately following the move due to the production flow inefficiencies and the learning process of some of the new employees. Had the Company not incurred these expenses management believes the Company would have continued to be profitable for the fiscal year ending June 30, 2001. While these expenses and the related cost adversely affected fiscal 2001 earnings, it is believed that operations will stabilize at the new plant, production efficiencies will improve and the Company will return a profit beginning with the third quarter of fiscal 2002.

Sales improved to $13,092,869 for the fiscal year ended June 30, 2001 as compared to $12,210,587 for the same period of 2000. This increase of $882,282, or 7.2%, is due to WW Paul Scales recording twelve months of sales for the year compared to only four months for fiscal 2000.

Sales at the W-W Manufacturing location in Thomas, Oklahoma, which includes sales at the Dodge City, Kansas location that was moved during a four month process of February through May of 2001 to Thomas, decreased from $8,384,438 in fiscal 2000 to $7,727,463 for the fiscal year ended June 30, 2001. This decrease of $656,975 was primarily due to production down time during the move and sluggish economic conditions experienced during the last quarter of the fiscal year. Sales at the Livingston, Tennessee location declining slightly from $3,604,068 in fiscal 2000 to $3,486,134 for the fiscal year ended June 30, 2001. The decrease of $117,934 was due to slow sales during late spring into early summer. Subsequent to year-end, sales remained sluggish through the summer months, but showed signs of improvement as the Company moved into the fall selling season. Despite the sluggish economy, the Company is planning promotions and specials in an effort to maintain or improve sales levels through the fall and winter selling season. The Company plans on introducing new additions to the product line along with product improvements through the spring of 2002. Also, management has entered into a marketing agreement to sell related products not presently produced by the Company to enhance its equine product line. The Company believes the addition of these outside products will help increase sales of its own products due to increased exposure in related markets. With the completion of the new plant in Thomas, Oklahoma the Company now has a production facility that will add significant production capacity therefore allowing for an aggressive marketing plan to be put in place. During fiscal 2002, efforts will be made to acquire accounts that were not previously approached due to poor paint quality offered from products produced in Dodge City. The new powder coat paint system will allow for improved quality and enhance the sales expansion plans.

Gross margins decreased from 20.4% in fiscal 2000 to 17.4% in fiscal 2001. This decrease of 3.0% is due several factors with the primary factor being increased labor cost of running both plants while moving from Dodge City, Kansas to Thomas, Oklahoma. During the moving process, the Company continued operations at the old plant in Dodge City while gearing up operations at the new plant in Thomas, Oklahoma. The entire moving process took approximately four months to complete and excess labor was used to have both plants producing products while additional labor was needed for the moving process of loading and unloading material and equipment at both plants. Another factor contributing to the decrease in gross margins was the production inefficiencies at the new plant while employees were learning their jobs and production flows could be established. Management anticipates that as the new plant continues to improve manufacturing efficiencies and employees settle into their jobs, gross margins will return to normal levels. At the time of this report, margins have started to show improvement.

Selling expense as a percentage of sales remained relatively constant in fiscal 2001 at 7.8% as compared to 7.9% in the same period of fiscal 2000. The Company continues its aggressive marketing approach directed at developing new distributors/dealers in areas not previously covered. The Company anticipates increased selling expenses in fiscal 2002 now that the move into the new production facility in Thomas, Oklahoma is complete. With the new plant and powder coat paint system, the Company has a competitive advantage with a superior product and feels it can attack new markets that it could not in previous years.

General and administrative expenses increased as a percentage of sales from 8.8% in fiscal 2000 to 10.3% for the fiscal year ended June 30, 2001. This increase was due primarily to legal fees, higher management travel costs related to the move from Dodge City, Kansas to Thomas, Oklahoma, and other start up costs related to the new plant. The Company anticipates that general and administration expenses will be cut in fiscal 2002 due to the consolidation of the two production facilities and decreased legal expenses.

Interest expense increased in fiscal 2001 to $296,265 as compared to $171,124 in 2000. This increase is due to higher borrowing on the Companies revolving line of credit to cover plant moving costs, accrued interest on the note payable used to finance the sale of its water and environmental segment, Titan Industries, and the addition of the capital lease on the new production facility in Thomas, Oklahoma. As the Company settles into its new plant and inventory levels off, the Company anticipates that borrowing on its revolving line will be reduced to normal levels. The Company believes interest expense in Fiscal 2002 will be higher than past years due to the capital lease of the new manufacturing facility in Thomas and the debt incurred to complete the sale of Titan.

The Company projects sales to remain flat due to the sluggish economy, but remains optimistic that profits can improve through Fiscal 2002 as it settles into the new manufacturing plant in Thomas, Oklahoma. The process of training new employees and developing production efficiency is anticipated to take several months. Once that takes place, the benefits of the move should positively affect future earnings.

Fiscal Year Ended June 30, 2000 Compared to Fiscal Year Ended June 30, 1999.

The Company had net earnings of $338,777 for the year ended June 30, 2000, as compared to $104,808 for the same period of 1999. The Company has exhausted net operating losses carried over from prior years, therefore, the financial statements reflect income tax expense from continuing operations of $50,000 for the year ended June 30, 2000, as compared to no tax expense in 1999. On a comparison basis, earnings before income taxes and discontinued operations were $321,600 for the year ended June 30, 2000 as compared to $46,925 for the year ended June 30, 1999. The improvement in earnings was due to the overall increase in sales, higher gross margins, and by strong market acceptance of new products. Total sales reached a record level of $12,210,587 for the fiscal year ended June 30, 2000, as compared to $9,108,446 for the same period of 1999 representing an increase of $3,102,141 or 34.1%. Sales at the Dodge City location increased $1,824,409 and by $810,599 at the Livingston, Tennessee plant. Part of the increase in sales for the livestock segment is due to the purchase of the Adrian
J. Paul Scale Company, later renamed W-W Paul Scales on March 21, 2000. Of the total livestock equipment segment, sales by W-W Paul Scales represented $467,133 or 3.8% of total sales and 15.1% of the increase in sales.

Sales in the livestock equipment segment improved to $12,210,587 as stated earlier. The increase of $3,102,141 is attributable to many factors including the purchase of the Adrian J. Paul Company. The assets of this company were purchased out of bankruptcy on March 21, 2000 and accounted for as a purchase. The name of the company subsequent to the acquisition has been changed to W-W Paul Scales. Sales reported from the purchase date through the fiscal year end of June 30, 2000 amounted to $467,133. Other factors attributing to the sales increase is the continued effort of the sales staff to find new distributors/dealers throughout the upper Midwest and western states. Sales were dramatically increased at the eastern plant (Livingston, Tennessee) due to one of the Company's larger customers acquiring a competitor in the southeastern part of the United States. Sales also improved due to the strong acceptance of the Company's equine products. Cattle product sales in all markets continue to improve due to the strong cattle prices and an overall strong economy. Special sales to expo centers, universities and fairgrounds also contributed to the year's record sales. The Company continues to increase sales efforts in this market, since it is an area the Company feels has tremendous growth opportunities. Sales at the Dodge City plant improved due to the production support from the hydraulic plant in Oklahoma. With the past and continued labor problems and production inefficiencies in the Dodge City plant, some of the production had to be moved to Oklahoma until the new plant in Thomas is complete. As reported in Fiscal 1999, management has successfully reached an agreement with the Economic Development Authority of Thomas, Oklahoma to construct a new modern facility to house the consolidation of the Dodge City facility and temporary Thomas location. The facility will be owned by the City of Thomas and the Company will lease/purchase it over a twenty-year term.

Gross margins in the livestock handling equipment segment improved to 20.4% in fiscal 2000 compared to 19.5% in 1999. The improvement was realized despite the labor and production problems that persist at the Dodge City location. To combat these problems, the Company has used the other production facilities in Oklahoma to help produce product and ship to Dodge City for paint and distribution to customers. With these steps taken, the Company was able to introduce new products and expand some existing lines, which enabled sales to increase, thereby improving gross margins.

Selling expenses as a percentage of sales decreased to 7.9% in fiscal 2000 as compared to 9.3% in 1999. This decrease was due to the significant increase in sales without the related increase in expense. The total dollars expended on selling expense did increase from $847,566 in 1999 to $963,904 in 2000. This increase was due to higher travel cost related to higher fuel prices, lodging costs, and airline fares. The Company had expected to spend more dollars on introducing new products and expanding product lines into new markets not previously serviced. The increased sales expense is a direct effect of the aggressive sales and marketing plan maintained by the Company over previous years, and new sales personnel added.

General and administration expense increased from 8.4% as a percentage of sales in 1999 to 8.8% in fiscal 2000. The total dollars spent on general and administration expenses increased from $762,517 in 1999 to $1,072,199 in fiscal 2000. This increase was attributed to the write off of accounts receivables, costs of start-up activities at the Adrian J. Paul Company and professional fees.

Interest expense increased slightly in fiscal 2000 to $171,124 from $164,755 for the same period of 1999. This increase of $6,369 is directly related to the raise in the prime interest rate, and increase costs of carrying higher inventories and accounts receivable resulting from the growth in sales.

Fiscal Year Ended June 30, 1999 Compared to Fiscal Year Ended June 30, 1998.

The Company had net earnings of $104,808 in 1999, as compared to $87,420 for 1998. After showing a net loss of $104,217 through the first half of the fiscal year, the Company made a profit of $39,879 during the third quarter ended March 31, 1999 and $169,146 for the fourth quarter ended June 30, 1999. The improved sales and profits were realized due to improved market and weather conditions over the first half of the year. Another factor contributing to the improvement was the market acceptance of new products introduced over the last six months of the fiscal year.

Total sales increased $120,270 or 1.3% to $9,108,446 in fiscal 1999 as compared to $8,988,176 in fiscal 1998. While sales increased overall, sales at W-W Manufacturing in Dodge City, Kansas decreased by $195,573 while sales at the Livingston Tennessee plant increased by $315,843. Sales started out very sluggish due to extreme drought conditions in the southwest and low cattle prices during the first half of fiscal 1999. As the Company moved into the last half of the year, market conditions improved and the introduction of new equine products created stronger customer demand. Sales improved dramatically in the eastern market due to an existing customer purchasing one of their competitors that was not handling the W-W line of equipment. Also, the eastern market continues to become more familiar with stronger and heavier equipment that W-W produces and the demand for this equipment continues to improve. Sales in the W-W Manufacturing Dodge City plant decreased, as mentioned earlier, due to extreme dry conditions during the first quarter and production inefficiencies attributable to a shortage of labor in the local area. Labor continues to be a major problem for the Dodge City plant. With no unemployment in the area, it has been difficult to find adequate employees to fill all the manufacturing jobs on a regular basis. The labor problem has caused the Company a backlog of orders larger than is desirable and distributors/dealers have been concerned with the shipments. In order for the Company to meet demand and keep up with the aggressive marketing plan, the Company has decided to move the Dodge City location. The western Oklahoma market, where the present hydraulic division is located, has had plenty of labor and is better suited for the W-W operations. Management has successfully reached a tentative agreement with the Economic Development Authority of Thomas, Oklahoma to move its Dodge City, Kansas and Weatherford, Oklahoma plants to Thomas, Oklahoma. The agreement calls for the construction of a new 75,000 sq. foot manufacturing facility including a new powder coat paint system. The facility will be owned by the City of Thomas and the Company will lease/purchase it through various federal, state, and local grants, various low interest loans, and a portion financed through a local bank over a twenty year term. The Company will receive various state and local tax incentives and the cost of moving to be provided by the City of Thomas. The Company continued its efforts of expanding the distributor/dealer network, rodeo sponsorships, and special designed installation as it moved through the last half of the fiscal year. In order to improve Dodge City area sales with the labor shortage, some production of products, mainly the panel lines, had to be partially moved to the hydraulic production plant in Weatherford, Oklahoma. While this helped to improve shipments and shortening lead times, it added additional handling, freight, and other costs to the finished products. The new and existing equine (horse) equipment continues to gain momentum in the east and other areas of the country that have large horse populations. Special designs and large arena installations remain strong as the Company continues its marketing efforts of this business segment. During the last part of the fiscal year, the sales of cattle products remained level while the other non-traditional cattle products exhibited strong improvement. Sales in rodeo equipment remain secure as the rodeo business continues to show growth in all parts of the United States.

Gross margins improved to 19.5% in 1999 compared to 19.0% in 1998. The overall improvement was realized at the W-W Manufacturing plant in Dodge City despite obvious labor problems and production inefficiencies. Gross margins at the Eagle plant (Livingston, Tennessee) remain relatively steady with a slight decline towards the end of the year.

Selling expenses increased from 8.5% in 1998 to 9.3% in 1999. Selling expenses increased due to the high cost associated with promoting new products to the marketplace, additional travel cost in marketing the products to new distributors/dealers, and expanding present market areas. The Company had forecasted increasing the selling expense as a percentage of sales as explained in the prior year's report.

General and administration expense decreased as a percentage of sales to 8.4% in 1999 from 8.7% in 1998. The total dollars spent on general and administrative expenses decreased slightly to $762,518 in 1999 from 786,169 in 1998 representing a decrease of $23,651.

Interest expense continued to decline in fiscal 1999 to $164,755 from $195,616 in 1998. Management successfully completed new banking arrangements with Norwest Business Credit Inc. of Colorado whereby reducing our overall borrowing cost. These lines of credit are at more competitive rates, and allow for more flexibility in structure. The Company utilizes a lock box system for receipts therefore speeding up the processing time and allowing for a daily direct pay down on the line of credit.

Impact of Year 2000:
During late fall 1999, the Company made routine software updates and system reviews to its computer system to be "Year 2000" compliant. As of June 30, 2001 the Company has not experienced any significant disruptions to its operations due to "Year 2000" issues.

Inflation:

Inflation has not been a significant factor in net income in recent years because of the relatively modest rate of price increases in the United States.

Liquidity and Capital Resources:

The Company's principal sources of liquidity are from working capital, internally generated funds and borrowing under its various credit facilities. The Company's working capital improved slightly for the year ended June 30, 2001 to $1,676,546 as compared to $1,627,455 for June 30, 2000. With the results of the net loss of $174,136, the Company did not generate funds from operations.

The Company used cash in operations of $56,339 to fund the net loss, increase in accounts receivables and increase in accounts payable. Cash flow from operations was also affected by the write down of slow moving and obsolete inventory that was located at Dodge City and not moved to the new plant in Thomas, Oklahoma. Subsequent to the year-end, the Company conducted an auction that liquidated the old inventory as well as various fixed assets. The provision for loss on the write off of accounts receivables amounted to $28,212 in fiscal 2001 as compared to $193,090 for the year ended June 30, 2000. This decrease is due to tighter credit policies and aggressive collection practices instituted by the Company.

The Company used cash in investing activities for the purchase and replacement of property and equipment. Cash used in investing activities increased to $105,364 for the year ended June 30, 2001 compared to $48,620 for the same period of 2000. Net cash provided from financing activities resulted in a net increase in borrowing on its revolving credit line of $266,324. This increase was necessary to fund the move of the production facility from Dodge City, Kansas to Thomas, Oklahoma, the increase in accounts receivable and the net loss from operations. As the Company moves into fiscal 2002 it anticipates that borrowing under its revolving line will decrease as operations at the new production plant in Oklahoma become more efficient.

The Company arranged a new three-year loan arrangement with its principal lender, Wells Fargo Business Credit, during the year. Terms and conditions of the agreement were not altered significantly from the original term agreement, therefore providing adequate lines to meet current and future needs. Another of the Company's lending institutions, AM South Bank of Birmingham, Alabama, agreed to a new loan on the real estate and production facility located in Livingston, Tennessee. All other banking and credit agreements were satisfactorily maintained throughout fiscal 2001.

Even with the weakened economic climate and the tragedy of September 11, 2001, the Company has been able to maintain sales at reasonable levels. Gross margins may be weakened due to increased promotional costs and discount incentives used to maintain sales levels. Despite these facts, the Company does anticipate returning to profitable operations by the end of fiscal 2002.

Item 8.           Financial Statements and Supplementary Data.
-------           --------------------------------------------


                             W W CAPITAL CORPORATION
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                      PAGE
                                                                      ----
Financial Statements:

Independent Auditors' Report            .   .    .   .    .   .   .    F-1

Consolidated Balance Sheets as of June 30, 2001 and
June 30, 2000.    .   .    .   .    .   .   .    .   .    .   .   .    F-2

Consolidated Statements of Operations for the years
ended June 30, 2001, 2000 and 1999      .   .    .   .    .   .   .    F-4

Consolidated Statements of Stockholders' Equity for
the years ended June 30, 2001, 2000 and 1999     .   .    .   .   .    F-6

Consolidated Statements of Cash Flows for the years ended
June 30, 2001, 2000 and 1999   .    .   .   .    .   .    .   .   .    F-7

Notes to Consolidated Financial Statements       .   .    .   .   .    F-9


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

Independent Auditor's Report

Board of Directors and Stockholders
W W Capital Corporation
Fort Collins, Colorado

         We have audited the accompanying consolidated balance sheets of W W Capital Corporation and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the each of the three years ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of W W Capital Corporation and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.






                                                   BROCK AND COMPANY, CPAs, P.C.


Fort Collins, Colorado
May 16, 2002

W W CAPITAL CORPORATION

Consolidated Balance Sheets
===============================================================================================

June 30                                                                     2001        2000
-----------------------------------------------------------------------------------------------
ASSETS

Current Assets
    Cash                                                               $  216,473   $  313,898
    Accounts receivable, trade, net of allowance for doubtful
       accounts of $35,000 in 2001 and $38,000 in 2000                  1,547,584    1,401,179
    Accounts receivable, other                                             67,975       41,439
    Inventories                                                         1,729,322    1,780,587
    Prepaid expenses                                                       50,168       22,097
    Current portion of notes receivable, related parties                      554          507
    Deferred income tax asset                                             150,100       92,000
                                                                       ----------   ----------
              Total current assets                                      3,762,176    3,651,707
                                                                       ----------   ----------

Property and Equipment, net of accumulated
    depreciation of $1,927,259 in 2001 and
    $2,134,658 in 2000                                                  2,351,435    1,089,280
                                                                       ----------   ----------

Other Assets
    Long-term notes receivable, related parties, net of
       current portion                                                     21,073       21,627
    Loan acquisition costs, net of accumulated amortization
       of $43,574 in 2001 and $25,142 in 2000                               6,139       24,571
    Equipment deposits                                                    175,000         --
    Net assets of discontinued operations                                    --      1,854,098
    Other assets                                                            6,987       10,454
                                                                       ----------   ----------
              Total other assets                                          209,199    1,910,750
                                                                       ----------   ----------




              Total assets                                             $6,322,810   $6,651,737
                                                                       ==========   ==========

The accompanying Notes are an integral part of the consolidated financial statements

W W CAPITAL CORPORATION

Consolidated Balance Sheets (continued)
===============================================================================================

June 30                                                                     2001        2000
-----------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
    Accounts payable                                                  $ 1,423,041    $ 1,285,816
    Accrued payroll and related taxes                                     177,474        209,819
    Accrued property taxes                                                 15,950         16,995
    Accrued interest payable                                               62,361         15,076
    Accrued income taxes, current                                            --           36,000
    Other current liabilities                                             121,804         76,546
    Current portion of notes payable                                      220,000        361,000
    Current portion of capital lease obligation                            65,000         23,000
                                                                      -----------    -----------
              Total current liabilities                                 2,085,630      2,024,252
                                                                      -----------    -----------

Long-Term Liabilities
    Long-term notes payable, net of current portion                     2,806,268      1,452,992
    Long-term capital lease obligations, net of current portion         1,281,397         68,426
    Deferred income tax liability                                         155,100        106,000
    Negative goodwill, net of accumulated amortization of
       $3,124 in 2001 and $781 in 2000                                     43,729         46,072
                                                                      -----------    -----------
              Net long-term liabilities                                 4,286,494      1,673,490
                                                                      -----------    -----------

              Total liabilities                                         6,372,124      3,697,742
                                                                      -----------    -----------

Commitments and Contingency                                                  --             --

Stockholders' Equity (Deficit)
    Preferred stock, $10.00 par value,
       400,000 shares authorized                                             --             --
    Common stock, $0.01 par value, 15,000,000 shares
       authorized, 5,553,827 shares issued in 2001 and
       5,540,661 in 2000                                                   55,538         55,406
    Capital in excess of par value                                      3,305,533      3,304,629
    Accumulated deficit                                                  (531,270)      (357,134)
                                                                      -----------    -----------
                                                                        2,829,801      3,002,901
    Less 3,545,663 shares of treasury stock at June 30, 2001
        and 120,264 at June 30, 2000, at cost                          (2,879,115)       (48,906)
                                                                      -----------    -----------
              Net stockholders' equity (deficit)                          (49,314)     2,953,995
                                                                      -----------    -----------

              Total liabilities and stockholders' equity (deficit)    $ 6,322,810    $ 6,651,737
                                                                      ===========    ===========

The accompanying Notes are an integral part of the consolidated financial statements

W W CAPITAL CORPORATION

Consolidated Statements of Operations
========================================================================================================

Years ended June 30                                              2001            2000            1999
--------------------------------------------------------------------------------------------------------
Net Sales                                                   $ 13,092,869    $ 12,210,587    $  9,108,446
Cost of Goods Sold                                            10,814,417       9,718,021       7,334,337
                                                            ------------    ------------    ------------
              Gross profit                                     2,278,452       2,492,566       1,774,109
                                                            ------------    ------------    ------------

Operating Expenses
    Selling expenses                                           1,023,040         963,904         847,566
    General and administrative expenses                        1,351,351       1,072,199         762,517
                                                            ------------    ------------    ------------
              Total operating expenses                         2,374,391       2,036,103       1,610,083
                                                            ------------    ------------    ------------

Income (Loss) From Operations                                    (95,939)        456,463         164,026
                                                            ------------    ------------    ------------

Other Income (Expense)
    Interest income                                               35,060          19,903          26,622
    Interest expense                                            (296,265)       (171,124)       (164,755)
    Gain (loss) on property and equipment
       dispositions                                               45,438           1,144          (1,347)
    Other income, net                                             22,708          15,214          22,379
                                                            ------------    ------------    ------------
              Net other income (expense)                        (193,059)       (134,863)       (117,101)
                                                            ------------    ------------    ------------

Earnings (Loss) Before Income Taxes                             (288,998)        321,600          46,925

Income Tax Benefit (Expense) From
    Continuing Operations                                         41,543         (50,000)           --
                                                            ------------    ------------    ------------

              Net earnings (loss) from continuing
                  operations                                    (247,455)        271,600          46,925
                                                            ------------    ------------    ------------

Discontinued Operations
    Earnings from operations of Titan Industries disposed of
       (net of income taxes of $59,000 at June 30,
       2001 and $12,000 at June 30, 2000)                         88,219          67,177          57,883
    Loss on disposal of Titan Industries                         (14,900)           --              --
                                                            ------------    ------------    ------------
              Net earnings of discontinued operations             73,319          67,177          57,883
                                                            ------------    ------------    ------------

              Net earnings (loss)                           $   (174,136)   $    338,777    $    104,808
                                                            ============    ============    ============

The accompanying Notes are an integral part of the consolidated financial statements

W W CAPITAL CORPORATION

Consolidated Statements of Operations (continued)
=======================================================================================================

Years ended June 30                                       2001                2000              1999
-------------------------------------------------------------------------------------------------------
Earnings Per Common Share
    Basic
       Earnings (loss) from continuing operations        $(0.05)              $0.05             $0.01
       Earnings from discontinued operations               0.02                0.01              0.01
       Loss on disposal of Titan Industries               (0.02)               0.00              0.00
                                                        -------              ------            ------

       Net earnings (loss)                               $(0.05)              $0.06             $0.02
                                                         ======               =====             =====

       Weighted average number of
          common shares                               3,725,881           5,420,397         5,420,397

    Diluted
       Earnings (loss) from continuing operations        $(0.05)              $0.05             $0.01
       Earnings from discontinued operations               0.02                0.01              0.01
       Loss on disposal of Titan Industries               (0.02)               0.00              0.00
                                                        -------              ------            ------

       Net earnings (loss)                               $(0.05)              $0.06             $0.02
                                                         ======               =====             =====

       Weighted average number of
          common shares                               3,725,881           5,420,397         5,420,397


The accompanying Notes are an integral part of the consolidated financial statements

W W CAPITAL CORPORATION

Consolidated Statements of Stockholders' Equity
===================================================================================================================================

Years ended June 30, 2001, 2000 and 1999
-----------------------------------------------------------------------------------------------------------------------------------
                                            Common Stock                                         Treasury Stock
                                       -----------------------   Capital                     -----------------------     Total
                                       Number of       Par      In Excess     Accumulated    Number of                Stockholders'
                                         Shares       Value    of Par Value     Deficit       Shares          Cost       Equity
                                      -----------  ----------  ------------  ------------   ----------    -----------  ------------
Balance, July 1, 1998                  5,540,661   $  55,406   $ 3,304,629   $  (800,719)    (120,264)   $   (48,906)   $ 2,510,410

Net earnings for year ended
   June 30, 1999                            --          --            --         104,808         --             --          104,808
-------------------------------------  ---------   ---------   -----------   -----------   ----------    -----------    -----------

Balance, June 30, 1999                 5,540,661      55,406     3,304,629      (695,911)    (120,264)       (48,906)     2,615,218

Net earnings for year ended
   June 30, 2000                            --          --            --         338,777         --             --          338,777
-------------------------------------  ---------   ---------   -----------   -----------   ----------    -----------    -----------

Balance, June 30, 2000                 5,540,661      55,406     3,304,629      (357,134)    (120,264)       (48,906)     2,953,995

Exercise of stock options                 13,166         132           904          --           --             --            1,036

Treasury stock redeemed in sale of
    Titan Industries, Inc.                  --          --            --            --     (3,390,399)    (2,812,709)    (2,812,709)

Treasury stock redeemed in sale
   of inventory                             --          --            --            --        (35,000)       (17,500)       (17,500)

Net loss for year ended June 30, 2001       --          --            --        (174,136)        --             --         (174,136)
-------------------------------------  ---------   ---------   -----------   -----------   ----------    -----------    -----------

Balance, June 30, 2001                 5,553,827   $  55,538   $ 3,305,533   $  (531,270)  (3,545,663)   $(2,879,115)   $   (49,314)
                                       =========   =========   ===========   ===========   ==========    ===========    ===========

The accompanying Notes are an integral part of the consolidated financial statements

W W CAPITAL CORPORATION

Consolidated Statements of Cash Flows
============================================================================================================

Years ended June 30                                                    2001            2000           1999
------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
    Net earnings (loss)                                         $   (174,136)   $    338,777    $    104,808
    Adjustments to reconcile net earnings (loss)
      to net cash provided (used) by operating activities
        Earnings from discontinued operations                        (43,511)        (67,177)        (57,883)
        Depreciation                                                 203,059         170,040         252,786
        Amortization                                                  18,432          18,432           6,710
        (Gain) loss on dispositions of property and equipment        (45,438)         (1,144)          1,347
        Provision for loss on accounts and notes receivable           28,212         193,090          37,579
        Amortization of negative goodwill                             (2,343)           (781)           --
        Write down of inventory to net realizable value               52,826          97,418            --
    Net changes in assets and liabilities
        Accounts receivable                                         (201,153)       (402,489)       (163,549)
        Inventories                                                  (16,340)       (148,083)       (130,165)
        Other current and non-current assets                         (82,704)          5,133          12,361
        Accounts payable, accrued expenses and
          other current liabilities                                  206,757        (101,795)        102,143
                                                                ------------    ------------    ------------
              Net cash provided (used) by operating
                  activities                                         (56,339)        101,421         166,137
                                                                ------------    ------------    ------------


Cash Flows From Investing Activities
    Proceeds from sale of property and equipment                      73,435          93,519            --
    Purchases of property and equipment                             (179,306)       (157,593)        (38,700)
    Proceeds from notes receivable, other                               --              --           110,341
    Proceeds from stockholders' notes receivable                         507             466             428
    Cash acquired in acquisition of subsidiary                          --            14,988            --
                                                                ------------    ------------    ------------
              Net cash provided (used) by
                  investing activities                              (105,364)        (48,620)         72,069
                                                                ------------    ------------    ------------


Cash Flows From Financing Activities
    Borrowings on notes payable                                   11,966,434      10,955,779       4,913,435
    Payments on notes payable                                    (11,700,110)    (10,846,664)     (5,054,718)
    Payments on capital leases                                       (37,982)        (18,270)        (11,631)
    Payment of loan acquisition costs                                   --              --           (49,713)
    Proceeds from the exercise of stock options                        1,036            --              --
    Repurchase of common stock                                      (165,100)           --              --
                                                                ------------    ------------    ------------
              Net cash provided (used) by
                  financing activities                                64,278          90,845        (202,627)
                                                                ------------    ------------    ------------

The accompanying Notes are an integral part of the consolidated financial statements

W W CAPITAL CORPORATION

Consolidated Statements of Cash Flows (continued)
============================================================================================================

Years ended June 30                                                    2001            2000           1999
------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                                 $    (97,425)   $    143,646    $     35,579


Cash, Beginning of year                                              313,898         170,252         134,673
                                                                ------------    ------------    ------------


Cash, End of year                                               $    216,473    $    313,898    $    170,252
                                                                ============    ============    ============


Supplemental Information
    Liabilities assumed to acquire subsidiary                   $       --      $    383,990    $       --

    Installment loans and capital leases to acquire
      property  and equipment                                   $  1,313,904    $     19,693    $    121,236

    Installment loans used for deposits on purchase
      of property and equipment                                 $    175,000    $       --      $       --

    Installment loans used for the repurchase
      of common stock                                           $    750,000    $       --      $       --

    Treasury stock acquired in sale of inventory                $     17,500    $       --      $       --

    Cash paid during the year for interest                      $    248,084    $    167,096    $    170,403

    Cash paid during the year for income taxes                  $     50,677    $       --      $       --

The accompanying Notes are an integral part of the consolidated financial statements

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2001
================================================================================
Note 1 - Summary of Significant Accounting Policies

          Nature of Operations. W W Capital Corporation and its wholly-owned subsidiaries (the Company) principally engage in the manufacture, distribution and sale of a wide range of livestock confinement and handling equipment, and in the processing, purchasing and distributing of water and environmental products.

          Basis of Presentation. The accompanying consolidated financial statements include the accounts of W W Capital Corporation and all of its wholly-owned subsidiaries, W-W Manufacturing Co., Inc. (W-W Manufacturing), Titan Industries, Inc. (Titan) and Eagle Enterprises, Inc. (Eagle). W-W Manufacturing Co. acquired WW Paul Scales on March 21, 2000. The accounts of WW Paul Scales, since its acquisition, are included in the consolidated financial statements. During 1999, the Company consolidated W-W Manufacturing and Eagle into one legal entity without affecting the financial statements. In January 2001, the Company sold its water and environmental product segment, Titan Industries, Inc. The Company's consolidated financial statements have been restated to reflect the segment as a discontinued operation for all periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

          Use of Estimates. The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Cash Equivalents. For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with an original maturity of three months or less to be cash equivalents.

          Allowance for Doubtful Accounts. The Company uses the allowance method of accounting for bad debts. The allowance for bad debts is based on estimates and it is reasonably possible they may change in the near term.

          Inventories. Inventories are stated at the lower of cost or market. Cost includes materials, labor and production costs and is determined on a first-in, first-out (FIFO) method.

          Property and Equipment. Property and equipment are stated at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets, which are generally thirty to forty years for buildings and improvements, three to seven years for leasehold improvements and automobiles and trucks, and five to seven years for machinery and equipment and office equipment. Amortization of property and equipment under capital leases is included in depreciation expense.

          Loan Acquisition Costs. Loan acquisition costs were incurred to obtain certain of the Company's long-term debt. Such costs have been capitalized and are being amortized over the terms of the related debt.

 W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2001
================================================================================
Note 1 - Summary of Significant Accounting Policies (continued)

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

          In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The statement is not yet effective, and management has not determined the effect, if any, the statement will have on results of operations or financial position.

          Warranty. The Company provides a warranty to its customers and the related costs are recorded at the time of service. Future warranty costs are not considered significant to the financial statements as most warranty work, if any, is generally performed shortly after the sale.

          Negative Goodwill. Negative goodwill was recorded in the acquisition of the Adrian J. Paul Company. It is the excess of the value of acquired assets over the total cash paid and liabilities assumed, after reducing long-term assets. The Company is amortizing negative goodwill using the straight-line method over a 20-year life.

          In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." SFAS No. 141 requires that unamortized negative goodwill arising from a business combination, for which the acquisition date was before July 1, 2001, shall be written off and recognized as a change in accounting principle. The change in accounting principle will be recognized on July 1, 2002.

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

          Revenue Recognition. The Company recognizes revenue in the period the product is shipped and title is transferred to the customer.

          Advertising. The Company expenses the cost of advertising the first time the advertising takes place. Advertising expense for the years ended June 30, 2001, 2000 and 1999 was $137,045, $85,795 and $70,896,
     respectively.
                                       F-10

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2001
===============================================================================

Note 1 - Summary of Significant Accounting Policies (continued)

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


Note 2 - Liquidity and Capital Resources

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern.

          During the year ended June 30, 2001, the Company sustained a $247,455 loss from continuing operations. Additionally, the Company redeemed treasury stock totaling $2,812,709 in the sale of Titan Industries, Inc. The redemption of treasury stock and the net loss for the year ended June 30, 2001 resulted in a net stockholders' deficit of $49,314 at June 30, 2001.

          The Company relies on revolving notes payable from a financial institution for its working capital. The associated credit and security agreements were amended in May 2002 to modify the loan covenants among other things.

          The ability of the Company to continue as a going concern is dependent on meeting the requirements of its financing agreements in the near term.


Note 3 - Related Party Transactions

          Receivables. Notes receivable from stockholders and all affiliated entities consisted of the following at June 30:

                                                                               2001        2000
                                                                             --------    --------
                    Note receivable from a partnership owned by certain of
               the Company's stockholders bears interest at 9%. During
               October 1997, the note was renegotiated to provide for
               annual installments of $2,500 through 2017 and for
               collateral consisting of shares of the Company's common
               stock owned by the partners                                   $ 21,627    $ 22,134

                    Less current portion                                        (554)       (507)
                                                                             --------    --------
                                                                             $ 21,073    $ 21,627
                                                                             ========    ========

                                       F-11

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2001
================================================================================
Note 3 - Related Party Transactions (continued)

          During the years ended June 30, 2001, 2000 and 1999, the Company recorded interest income of $1,946, $1,993 and $2,034 for the notes receivable from related parties.

          Operating Lease. The Company leased its manufacturing facility in Dodge City, Kansas, from Murle F. Webster, a stockholder, on a month to month basis. The lease required monthly payments of $5,000 through April 2001 and monthly payments of $500 for May and June 2001. The Company closed the Dodge City, Kansas location during 2001. The provisions of the building lease required the Company to pay insurance, property taxes and maintenance costs.

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

          The Company has entered into the transactions with related parties as disclosed above during the three-year period ended June 30, 2001. The Company has not attempted to determine whether any or all of such transactions have been consummated on terms equivalent to those that would have prevailed in arm's length transactions.


Note 4 - Inventories

         Inventories consisted of the following at June 30:

                                                   2001               2000
                                              -------------     --------------
                   Raw materials              $   658,943       $   563,123
                   Work-in-process                436,237           388,056
                   Finished goods                 634,142           829,408
                                              ------------      ------------
                                              $ 1,729,322       $ 1,780,587
                                              ===========       ===========

          During the fourth quarter of 2001 and 2000, the Company evaluated its inventories for impairment. The inventory value was written down by $52,826 in 2001 and $97,418 in 2000 to estimate net realizable value of impaired items. The write down is recorded in cost of goods sold. It is reasonably possible that estimates of net realizable value may change in the near term.


Note 5 - Property and Equipment

         Property and equipment consisted of the following at June 30:

                                                                   2001              2000
                                                              ------------       -----------
                    Land and improvements                     $    102,622       $   107,922
                    Building and improvements                    1,844,031           781,224
                    Leasehold improvements                          76,510           218,244
                    Machinery and equipment                      1,493,411         1,430,980
                    Automobiles and trucks                         448,402           334,598
                    Office equipment                               313,718           350,970
                                                               -----------      ------------
                                                                 4,278,694         3,223,938
                    Less accumulated depreciation and
                       amortization                             (1,927,259)       (2,134,658)
                                                               -----------       -----------
                                                               $ 2,351,435       $ 1,089,280
                                                               ===========       ===========

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2001
================================================================================
Note 6 - Discontinued Operation

          On January 5, 2001, the stockholders of the Company voted to sell its water and environmental product segment, Titan Industries, Inc., to certain stockholders of the Company in exchange for 3,390,399 shares, or approximately 61.2%, of the outstanding common stock of the Company. The transaction had an effective date of December 31, 2000. In addition to giving up its interest in Titan, the Company also contributed the sum of $850,000 to the capital of Titan to equalize the value of the consideration being exchanged. The sale is being accounted for as a treasury stock transaction and the estimated loss on disposal of $14,900 is the result of professional fees attributable to the transaction. The accompanying financial statements have been restated to conform to discontinued operations treatment for all historical periods presented.

          The operating results of the discontinued operation is as follows:

                                             For the Period
                                              from July 1,     For the        For the
                                              2000 through    year ended     year ended
                                              December 31,     June 30,       June 30,
                                                 2000           2000           1999
                                             -----------    -----------    -----------
Net Sales                                    $ 4,699,336    $ 9,053,166    $ 7,278,597
                                             ===========    ===========    ===========

Earnings before provision for income taxes   $   147,219    $    79,177    $    57,883
Provision for income taxes                       (59,000)       (12,000)          --
                                             -----------    -----------    -----------
Earnings from discontinued operation         $    88,219    $    67,177    $    57,883
                                             ===========    ===========    ===========

          Assets and liabilities for the discontinued operation is summarized as follows:

                                         December 31,   June 30,
                                             2000         2000
                                         -----------   ----------
Cash                                      $  105,473   $   96,986
Receivables                                1,258,184    1,579,784
Inventories                                2,551,495    2,537,367
Prepaid expenses                              18,151       30,540
Deferred income tax asset                     22,000       22,000
                                          ----------   ----------
    Current assets of discontinued
       operation                           3,955,303    4,266,677
                                          ----------   ----------

Net property and equipment                   909,224      870,047
                                          ----------   ----------

Accounts payable                           1,405,448    1,731,932
Accrued liabilities                          181,004      138,494
Short-term debt                            1,065,000       57,000
                                          ----------   ----------
    Current liabilities of discontinued
       operation                           2,651,452    1,927,426
                                          ----------   ----------

Long-term debt                               290,466    1,330,200
Deferred income tax liability                 25,000       25,000
                                          ----------   ----------
    Long-term liabilities of
       discontinued operation                315,466    1,355,200
                                          ----------   ----------

Net assets of discontinued operation      $1,897,609   $1,854,098
                                          ==========   ==========

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2001
================================================================================
Note 6 - Discontinued Operation (continued)

          During January 2001, the Company entered into an informal loan agreement with an affiliated investment group to borrow up to $1,000,000. 2,448,000 shares of the Company's outstanding common stock collateralized the loan. Loan proceeds of $750,000 were used to partially fund the capital contribution to Titan Industries, Inc.


Note 7 - Employee Benefit Plans

          401(k) Plan. The Company has a 401(k) Saving Plan, whereby eligible employees, who have one half year of service and are age 21 or older, may contribute up to 20% of their salary up to a maximum as allowed by the Internal Revenue Code. The Company may make discretionary matching contributions on the first 4% of employee contributions vesting at 25% per year after three years of service. During the years ended June 30, 2001, 2000, and 1999, the Company made $11,877, $7,289 and $4,513 in discretionary contributions to the Plan.

          Stock Options. The Company has an Incentive Stock Option Plan. Under this Plan, the Board of Directors or its designated committee is authorized to grant officers and key employees options to purchase up to 950,000 shares of the Company's common stock. At June 30, 2001, options to purchase 773,500 shares of common stock are available to be granted by the Company under the plan. These options have a three-year vesting period.

          Additionally, the Company has a non-qualified stock option plan for the outside directors of the Company. Under this plan, the incentive stock option plan committee is authorized to grant outside directors options to purchase up to 400,000 shares of the Company's common stock. The Company granted options to purchase up to 153,334 shares at option prices ranging from $0.063 to $2.50 per share of which 140,168 are outstanding as of June 30, 2001. Options to purchase 10,000 and 3,166 shares of common stock for $0.0625 and $0.13 per share were exercised during 2001. These options vest immediately and expire ten years after issuance.

                                          Number of     Weighted Average
                                            Shares       Exercise Price
                                          ---------     ---------------
Outstanding, July 1, 1998 (all vested)     385,168        $ 0.9000

         Granted                            30,000          0.1900
         Exercised                            --              --
         Cancelled                         (15,000)         0.6500
                                          --------         -------

Outstanding, June 30, 1999 (all vested)    400,168          0.8600

         Granted                            30,000          0.0625
         Exercised                            --              --
         Cancelled                            --              --
                                          --------         -------

Outstanding, June 30, 2000 (all vested)    430,168          0.8000

         Granted                            10,000          0.0625
         Exercised                         (13,166)         0.0800
         Cancelled                        (110,334)         0.7900
                                          --------         -------

Outstanding, June 30, 2001 (all vested)    316,668        $ 0.8100
                                          ========         =======

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2001
================================================================================
Note 7 - Employee Benefit Plans (continued)

                                      Options Outstanding                         Vested Options
                        ----------------------------------------------       --------------------------

                                          Weighted
                                           Average          Weighted                         Weighted
                                          Remaining         Average                           Average
         Exercise          Number        Contractual        Exercise          Number         Exercise
           Prices       Outstanding      Life (Years)        Price            Vested           Price
         ----------     -----------      ------------      ----------        --------        ----------
          $2.5000           17,500          0.8             $2.5000           17,500         $2.5000
           1.5000           50,000          1.7              1.5000           50,000          1.5000
           0.8125           16,001          2.0              0.8125           16,001          0.8125
           0.7500          143,167          2.9              0.7500          143,167          0.7500
           0.5625           20,000          4.0              0.5625           20,000          0.5625
           0.3000           10,000          7.0              0.3000           10,000          0.3000
           0.1300           10,000          6.0              0.1300           10,000          0.1300
           0.0625           50,000          6.9              0.0625           50,000          0.0625
                          --------         ----            --------         --------        --------
                           316,668          3.5             $0.8100          316,668         $0.8100
                           =======         ====             =======          =======         =======

Note 8 - Long-Term Debt

                  Long-term debt consists of the following at June 30:
                                                                                         2001              2000
                                                                                     ------------       -----------
         Financial Institutions
         ----------------------

              Revolving note payable bears interest at 1.0% above the Bank's base rate (total interest rate of 7.75% at June 30, 2001). The note is subject to various conditions described below and provides for the issuance of $2,200,000 of revolving credit debt. The agreement
         matures in October 2004.                                                     $ 1,448,452       $ 1,103,126

              Note payable bears interest at 9.5% and is due in monthly
         installments of $4,191, including principal and interest, through
         November 2005. The note is collateralized by real estate and
         machinery and equipment located in Livingston, Tennessee.                        179,165               -

              Term note payable bears interest at 2% over the Bank's base rate
         (total interest rate of 8.75% at June 30, 2001). The note is due in monthly principal installments of $4,021 plus interest through April
         2003. The note is collateralized by equipment, inventory, intangibles
         and receivables.                                                                 118,384           170,653

              Term note payable bears interest at 2% over the Bank's base rate
         (total interest rate of 8.75% at June 30, 2001). The note is due in monthly principal installments of $2,917 plus interest through April
         2004. The note is collateralized by equipment, inventory, intangibles
         and receivables.                                                                  99,167           134,167

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2001
================================================================================

Note 8 - Long-Term Debt (continued)
                                                                                         2001              2000
                                                                                     ------------       -----------
              Notes payable bearing interest at rates ranging from 7.6% to 8.9%
         and are due in monthly installments, including principal and interest, totaling $2,219 through February 2003, and $1,744 through
         February 2005.  The notes are collateralized by vehicles.                   $     74,021      $     13,717

              Note  payable  bears  interest  at  9.75%  and is  due in  monthly installments  of  $949,  including  principal  and  interest.  The note matures in March 2005 and is  collateralized  by  equipment  in Thomas,
         Oklahoma.                                                                         30,591            71,033

              Note payable bears interest at 9.0% and is due in monthly
         installments, including principal and interest, of $522 through
         December 2004.  The note is collateralized by a vehicle.                          18,733               -

                  Notes paid in full during 2000.                                             -             232,511
                                                                                     ------------       -----------
                                                                                        1,968,513         1,725,207
                                                                                     ------------       -----------
         Other Entities
         --------------

                  Note payable bears interest at 3.0% above the Wall Street
         prime lending rate (total interest rate of 13.0% at June 30, 2001). The note is payable with one payment consisting exclusively of twelve month's accrued interest on the second anniversary date, January 2003.
         The remaining balance is due in monthly principal installments of
         $11,419 plus interest through December 2010. The note is collateralized by 2,228,000 shares of the Company's treasury stock and provides for
         the issuance of $1,000,000 total debt.                                           750,000               -

                  Note payable bears interest at 2.0% and is due in monthly
         installments, including principal and interest, of $2,820 through
         March 2009.  The note is unsecured.                                              242,777               -

                  Note payable bears interest at 5.75% and is due in monthly installments, including principal and interest, of $2,449 through July
         2003. The note is collateralized by accounts receivable, equipment and furniture and fixtures. The agreement requires the Company to create or retain seventeen new full-time permanent positions within an eighteen
         month period with 60% of the positions for low income individuals.                57,526            82,921

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2001
================================================================================

Note 8 - Long-Term Debt (continued)
                                                                              2001              2000
                                                                          ------------       -----------

               Note payable bears interest at 5.25% and is due in
          quarterly installments, including principal and interest, of
          $675. The note is unsecured.                                     $     7,452     $       5,864
                                                                           -----------     -------------
                                                                             1,057,755            88,785
                                                                           -----------     -------------
                                                                             3,026,268         1,813,992
                  Less current portion                                        (220,000)         (361,000)
                                                                           -----------      ------------
                                                                            $2,806,268        $1,452,992
                                                                            ==========        ==========

                  A revolving note payable in the amount of $1,448,452 is collateralized by equipment, intangibles, inventories and receivables. The debt is subject to borrowing base limitations of 80% of eligible accounts receivable and 50% of eligible inventory. The loan agreement contains certain covenants including the maintenance of minimum net income, limitations on the acquisition of property and equipment and the requirement to develop certain inventory control systems. The loans provide for charges of .25% on unused revolving credit lines and for payment penalties in the event the agreement is terminated prior to the maturity date. Receivable collections are used to pay down the note on a daily basis. After two business days, these funds are available for borrowing subject to the borrowing base limitations. Approximately $700,000 of the Company's consolidated net assets at June 30, 2001 are considered to be restricted net assets of consolidated subsidiaries.

                  During May 2002, the credit security agreement and loan documents were amended to increase the variable interest rate and to modify the collateral provisions and loan covenants.

                  At June 30, 2001, one subsidiary was in violation of the covenant pertaining to the maintenance of minimum net income and the creation of a perpetual inventory system. After amendment of the loan covenants, the Company is in compliance with covenants.

                  The aggregate maturities of long-term debt are as follows at June 30, 2001:

                           Year
                           ----
                           2002                      $   220,000
                           2003                          231,102
                           2004                          333,679
                           2005                        1,636,643
                           2006                          145,988
                       Thereafter                        458,856
                                                    ------------
                                                    $  3,026,268
                                                    ============

Note 9 - Lease Commitments

                  Capital Leases. The Company leases its Thomas, Oklahoma plant under a capital lease arrangement that expires in September 2021. The leased building has a cost of $1,073,507 and accumulated amortization of $8,857 at June 30, 2001.

                  The Company also leases certain manufacturing equipment under seven capital leases which expire in August 2003 through June 2005. Assets under capital leases are recorded at fair value and are amortized over their estimated useful lives. The leased equipment has a cost of $151,579 and $132,135 and accumulated amortization of $61,255 and $33,581 at June 30, 2001 and 2000.

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2001
================================================================================

Note 9 - Lease Commitments (continued)

                  Future minimum lease payments required under noncancelable capital leases are as follows at June 30, 2001.

          Year                                              Building       Equipment          Total
          ----                                           -------------     ---------       -----------
          2002                                           $     148,850     $  34,300      $    183,150
          2003                                                 157,600        34,300           191,900
          2004                                                 157,600        18,619           176,219
          2005                                                 157,600         8,038           165,638
          2006                                                 157,600           -             157,600
          Thereafter                                         1,523,475           -           1,523,475
                                                           -----------      --------      ------------
          Total minimum lease payments                       2,302,725        95,257         2,397,982
          Less: amount representing interest                (1,040,923)      (10,662)       (1,051,585)
                                                           -----------      --------      ------------
          Present value of net minimum lease payments    $   1,261,802     $  84,595      $  1,346,397
                                                         =============     =========      ============

                  Operating Leases. In January 2000, the Company entered into a two year lease extension for office space. The lease provides for monthly rental payments of $2,653 through March 2002, at which time the Company has an option to extend the lease for an additional two years.

                  In April 2000, the Company entered into a two year lease for a production facility. The lease provides for monthly rental payments of $4,000 though March 2002, at which time the Company has an option to purchase the production facility for $208,000. The closing of the sale must occur within 45 days after the conclusion of the lease.

                  The Company has entered into various lease agreements for production and office equipment and vehicles. The lease terms are generally two to five years.

                  Future minimum rental payments under operating leases as of June 30, 2001 are as follows:

                                             Warehouse and     Vehicles and
          Year                               Office Space        Equipment          Total
          ----                               ------------      ------------      ------------
          2002                               $     59,877      $  46,735         $  106,612
          2003                                        -           34,725             34,725
          2004                                        -           17,915             17,915
          2005                                        -            3,320              3,320
          2006                                        -            1,749              1,749
                                             ------------       --------         ----------
          Total minimum payments required    $     59,877      $ 104,444         $  164,321
                                             ============      =========         ==========

                  The Company also leased various facilities under informal agreements. Rental expense under operating leases for the years ended June 30, 2001, 2000 and 1999 amounted to $196,253, $173,639 and
         $164,962, respectively.


Note 10 - Business Combination

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

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2001
================================================================================
Note 10 - Business Combination (continued)

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

                                                 2000              1999
                                            ------------      ------------
                    Revenues                $ 13,495,000      $ 10,910,000
                    Net earnings            $    397,000      $    141,000
                    Earnings per share      $       0.07      $       0.03

                  The above amounts are based upon certain assumptions and estimates, which the Company believes are reasonable. The pro forma results do not necessarily represent results which would have occurred if the business combination had taken place at the date and on the basis assumed above.


Note 11 - Income Taxes

                  The provision for income taxes is as follows at June 30:

                                                     2001           2000           1999
                                                 -----------    -----------     ----------
         Current
             Federal                             $   37,757     $   111,000     $   47,000
             State                                   19,000          18,200          7,600
         Deferred                                    (9,000)         17,000           --
         Tax benefit of net operating loss          (89,300)        (96,200)       (54,600)
                                                 ----------     -----------     ----------
                                                 $  (41,543)    $    50,000     $     --
                                                 ==========     ===========     ==========

                  A reconciliation of income at the statutory rate to the Company's effective rate is as follows at June 30:

                                                         2001          2000          1999
                                                      ---------      --------      --------
         Federal statutory rate                         34.00%        34.00%         34.00%
         Non deductible expenses                        (2.53)         3.63           9.14
         Basis difference in assets and liabilities    (25.42)         4.94          22.98
         Capital loss and reversal of non
             deductible write down of real estate          --            --             --
         Change in deferred tax asset
             valuation allowance and net
             operating loss                                --        (29.93)        (67.82)
         Discontinued Operations                       (20.42)         3.73            --
         Other                                            --          (0.82)          1.70
                                                     --------       --------      --------
                                                       (14.37)%       15.55%           -- %
                                                     ========       =======       ========

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2001
================================================================================
Note 11 - Income Taxes (continued)

                  Deferred tax assets and liabilities are comprised of the following at June 30:

                                                        2001          2000         1999
                                                      ---------    ---------    ---------
         Deferred Tax Assets:
             Net operating loss carryforward          $  89,300    $    --      $ 104,100
             Allowance for doubtful accounts             13,100       12,300        7,500
             Inventory                                   19,100       11,300       12,400
             Accrued salaries                            27,600       21,600       19,000
             Other                                        1,000       46,800        2,900
                                                      ---------    ---------    ---------
                    Total deferred tax assets           150,100       92,000      143,000

         Deferred Tax Liabilities:
             Depreciation of property and equipment    (155,100)    (106,000)    (116,500)
             Other                                         --           --         (9,800)
             Valuation allowance                           --           --        (16,700)
                                                      ---------    ---------    ---------
             Deferred taxes - net                     $  (5,000)   $ (14,000)   $    --
                                                      =========    =========    =========

         Current deferred tax asset                   $ 150,100    $  92,000    $    --
         Long-term deferred tax liability              (155,100)    (106,000)        --
                                                      ---------    ---------    ---------
                                                      $  (5,000)   $ (14,000)   $    --
                                                      =========    =========    =========

          At June 30, 2001, the Company has capital loss carryforwards in the amount of $55,000 which no benefit has been recognized due to uncertainty as to realization. The losses expire in 2003.


Note 12 - Significant Group Concentrations of Credit Risk

          The Company's continuing business activity is in one industry segment, livestock handling equipment. The Company's livestock handling equipment customers are principally resellers and are primarily located in the Midwest, Tennessee and Georgia. At June 30, 2001, the Company's accounts receivable, net of allowance for doubtful accounts, totaled $1,547,584. The Company generally does not require collateral for routine open accounts receivable.


Note 13 - Fair Value of Financial Instruments

          The Company discloses fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial statements disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider tax consequences of realization. The carrying value of cash, trade receivables, notes receivables and accounts payable and variable rate debt instruments approximate fair value. The carrying value of long-term debt approximates fair value in 2001 and 2000 due to the scheduled maturities and restrictive provisions of the debt.

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2001
================================================================================
Note 14 - Contingencies

          Environmental. The Company's past and present operations include activities that are subject to federal and state environmental regulations.

          The Company has been notified by the Environmental Protection Agency that the flow coat paint system located in its Livingston, Tennessee plant is not in compliance with certain emission regulations. The Company has placed a $175,000 refundable deposit in a powder coat paint system with a total estimated cost of $250,000. The new paint system is expected to comply with federal and state regulations and to improve the quality of its products.

          The Company has been issued a temporary paint permit which expired December 31, 2001. The Company is negotiating with the Environmental Protection Agency for an extension of the permit through December 31, 2002. The accompanying financial statements do not include a provision for costs which may result from this contingency. It is reasonably possible this estimate may change in the near term, and the change may be material to the financial statements.

          Account Receivable. The Company has a $252,500 account receivable from a single customer, which is in default of credit terms. Management is continuing collection efforts and believes it is reasonably possible it will collect the balances due. No allowance for uncollectible amounts has been made for this account in the accompanying financial statements. The ultimate success of the collection efforts is dependent upon future events and the estimate of the allowance for doubtful accounts is subject to change in the near term.


Note 15 - Partially Self-Insured Health Insurance

          The Company is partially self-insured for losses and liabilities related to health insurance claims. Losses are accrued based upon the Company's estimates and experience. The plan includes a $30,000 stop-loss provision per month. The self-insurance liability of $88,692 at June 30, 2001 and $53,764 at June 30, 2000 is included in other current liabilities in the consolidated balance sheets.

Independent Auditors' Report



The Board of Directors and Stockholders
W W Capital Corporation
Fort Collins, Colorado


         We have audited the accompanying consolidated balance sheets of W W Capital Corporation as of June 30, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for each of the three years ended June 30, 2001, and have issued our report thereon dated November 9, 2001. Our audit also included the financial statement schedules of W W Capital Corporation listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.








                                                   BROCK AND COMPANY, CPAs, P.C.


Fort Collins, Colorado
May 16, 2002

W W CAPITAL CORPORATION

Schedule I - Condensed Financial Information of Registrant
Balance Sheets
=============================================================================================

June 30                                                                2001           2000
---------------------------------------------------------------------------------------------
ASSETS

Current Assets
   Cash                                                           $    98,423    $    54,077
   Accounts receivable, subsidiaries                                     --           43,776
   Deferred income tax asset                                          150,100           --
   Other current assets                                                58,923          6,812
                                                                  -----------    -----------
              Total current assets                                    307,446        104,665
                                                                  -----------    -----------

Equipment, net of accumulated depreciation
   of $121,224 in 2001 and $114,726 in 2000                             7,211         12,143
                                                                  -----------    -----------

Other Assets
   Investment in wholly owned subsidiaries                            866,476      1,058,869
   Investment in discontinued operation                                  --        1,854,098
   Other assets                                                         2,312          2,312
                                                                  -----------    -----------
              Total other assets                                      868,788      2,915,279
                                                                  -----------    -----------
              Total assets                                        $ 1,183,445    $ 3,032,087
                                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                               $     6,983    $      --
   Accounts payable, subsidiaries                                     168,664           --
   Accrued expenses                                                   152,012         78,092
                                                                  -----------    -----------
              Total current liabilities                               327,659         78,092
                                                                  -----------    -----------

Long-Term Liabilities
   Long-term notes payable                                            750,000           --
   Deferred income tax liability                                      155,100           --
                                                                  -----------    -----------
              Total long-term liabilities                             905,100           --
                                                                  -----------    -----------
              Total liabilities                                     1,232,759         78,092
                                                                  -----------    -----------

Stockholders' Equity
   Preferred stock, $10.00 par value, 400,000 shares authorized          --             --
   Common stock, $0.01 par value, 15,000,000 shares
      authorized, 5,553,827 shares issued and outstanding
      at June 30, 2001 and 5,540,661 at June 30, 2000                  55,538         55,406
   Capital in excess of par value                                   3,305,533      3,304,629
   Retained earnings (deficit)                                       (531,270)      (357,134)
                                                                  -----------    -----------
                                                                    2,829,801      3,002,901
   Less 3,545,663 shares of treasury stock, at cost at
      June 30, 2001 and 120,264 at June 30, 2000                   (2,879,115)       (48,906)
                                                                  -----------    -----------
              Total stockholders equity                               (49,314)     2,953,995
                                                                  -----------    -----------
              Total liabilities and stockholders' equity          $ 1,183,445    $ 3,032,087
                                                                  ===========    ===========

W W CAPITAL CORPORATION

Schedule I - Condensed Financial Information of Registrant
Statements of Operations
==================================================================================================

Years ended June 30                                                2001         2000        1999
--------------------------------------------------------------------------------------------------
Revenues
   Management fee from subsidiaries                            $ 336,000    $ 219,000    $ 192,000

Operating Expenses
   General and administrative                                    397,511      263,365      261,535
                                                               ---------    ---------    ---------

              Operating loss                                     (61,511)     (44,365)     (69,535)

Other Income (Expense)
   Interest income                                                 1,659           63        7,085
   Interest expense                                              (48,969)        (170)         (47)
   Realized loss on asset sales
      and real estate held for sale                                    -       (1,856)        --
   Other income                                                      539        2,234        3,872
   Equity in earnings (loss) of continuing subsidiary
      before income taxes                                       (192,393)     315,694      105,550
                                                               ---------    ---------    ---------

Earnings (Loss) From Continuing Operations
  Before Income Taxes                                           (300,675)     271,600       46,925

Income Tax Benefit From Continuing Operations                     53,220         --           --
                                                               ---------    ---------    ---------

              Net earnings (loss) from continuing
                  operations                                    (247,455)     271,600       46,925
                                                               ---------    ---------    ---------

Discontinued Operations
   Earnings from operations of Titan Industries
      disposed of (net of income taxes of $59,000 at
      June 30, 2001 and $12,000 at June 30, 2000)                 88,219       67,177       57,883
   Loss on disposal of Titan Industries                          (14,900)        --           --
                                                               ---------    ---------    ---------

              Net earnings of discontinued operations             73,319       67,177       57,883
                                                               ---------    ---------    ---------

              Net earnings (loss)                              $(174,136)   $ 338,777    $ 104,808
                                                               =========    =========    =========

W W CAPITAL CORPORATION

Schedule I - Condensed Financial Information of Registrant
Statement of Cash Flows
=====================================================================================================

Years ended June 30                                                  2001         2000        1999
-----------------------------------------------------------------------------------------------------
Net Cash Flows Provided (Used) by Operating Activities           $ 209,976    $  52,415    $(116,796)
                                                                 ---------    ---------    ---------

Cash Flows From Investing Activities
   Proceeds from notes receivable collections                         --           --        110,000
   Purchase of equipment                                            (1,566)      (3,438)        (599)
                                                                 ---------    ---------    ---------
              Net cash provided (used) by investing activities      (1,566)      (3,438)     109,401
                                                                 ---------    ---------    ---------

Cash Flows From Financing Activities
   Proceeds from the exercise of stock options                       1,036         --           --
   Repurchase of common stock                                     (165,100)        --           --
                                                                 ---------    ---------    ---------

              Net cash used by financing activities               (164,064)        --           --
                                                                 ---------    ---------    ---------

Net Increase (Decrease) in Cash                                     44,346       48,977       (7,395)

Cash, Beginning of year                                             54,077        5,100       12,495
                                                                 ---------    ---------    ---------

Cash, End of Year                                                $  98,423    $  54,077    $   5,100
                                                                 =========    =========    =========

Supplemental Disclosure of Cash Flow Information
      Cash paid during the year for interest                     $   1,219    $     170    $      47
                                                                 =========    =========    =========

      Installment loans used for the repurchase of
         common stock                                            $ 750,000    $    --      $    --
                                                                 =========    =========    =========

      Treasury stock acquired in sale of property                $  17,500    $    --      $    --
                                                                 =========    =========    =========

W W CAPITAL CORPORATION

Schedule I - Condensed Financial Information of Registrant
Notes
June 30, 2001
================================================================================

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

          The following amounts related to wholly owned subsidiaries of the Company were eliminated in the consolidated financial statements of the Company but are reflected in this condensed financial statement of registrant at June 30:

                                                                    2001        2000          1999
                                                                 ----------   ---------    ---------
          Amounts receivable (payable):
              W-W Manufacturing Co. Inc.                         $(168,664)   $ 332,657    $ 381,689
              Discontinued operation                                  --       (288,881)    (290,973)
                                                                 ---------    ---------    ---------
                                                                 $(168,664)   $  43,776    $  90,716
                                                                 =========    =========    =========

          Management fee income from continuing operations:

              W-W Manufacturing Co. Inc.                         $ 336,000    $ 219,000    $ 192,000
                                                                 =========    =========    =========

          Equity (loss) from continuing subsidiary operations:

              W-W Manufacturing Co. Inc.                         $(192,393)   $ 315,694    $ 105,550
                                                                 =========    =========    =========

                                       S-5

W W CAPITAL CORPORATION

Schedule II - Valuation and Qualifying Accounts
Years ended June 30, 2001
================================================================================

                                                               Additions
                                                       ------------------------
                                         Balance at   Charged to    Charged                     Balance
                                         Beginning    Costs and     to Other                    at End
Description                              of Period    Expenses      Accounts      Deductions    of Period
-----------                              ----------   --------      --------      ----------    ---------
June 30, 2001
   Allowance for doubtful accounts:
       Accounts receivable               $ 38,000      $ 28,212      $  --         $ 31,212      $ 35,000

June 30, 2000
   Allowance for doubtful accounts:
       Accounts receivable                 20,000       193,090         --          175,090        38,000

June 30, 1999
   Allowance for doubtful accounts:
       Accounts receivable                 14,000        27,827         --           21,827        20,000
       Notes receivable                    10,000         9,752         --           19,752          --


Item 9.           Changes in and Disagreements with Accountants on Accounting
-------           and Financial Disclosures.
                  -----------------------------------------------------------

Not Applicable

PART III

Item 10.          Directors and Executive Officers of the Registrant
--------          --------------------------------------------------

The Officers of the Company are elected at the Board of Directors' Annual Organizational Meeting immediately following the Annual Stockholders' Meeting. Such officers hold office until their successors are elected and qualify. The following information indicates the position and age of the directors and officers as of November 9, 2001and their business experience during the prior five years.

STEVE D. ZAMZOW age 53, joined the Company in 1991 and was elected as the Company's Chief Financial Officer in June 1992, President and Chief Executive Officer in December 1993 and elected as a Director in December 1993 by the shareholders. From 1976 to 1991, Mr. Zamzow owned numerous companies and was a financial consultant for various companies. Mr. Zamzow has been Vice President for a steel company and has worked extensively in business workouts. From 1971 to 1974, Mr. Zamzow was employed by Peat, Marwick, Mitchell & Co. as an auditor. Mr. Zamzow received his accounting degree from the University of Nebraska.

MILLARD T. WEBSTER age 54, became a director of the Company in 1988 and has been employed by the Company's subsidiary, W-W Manufacturing Co., Inc. since 1962. Mr. Webster has occupied the positions of piecework production foreman, production manager, and Vice President and President of the Company's subsidiary, W-W Manufacturing Co., Inc. Mr. Webster is currently a Vice President for the Company's subsidiary, W-W Manufacturing Co., Inc. Mr. Webster graduated from Evangel College, Springfield, Missouri in 1970 with a bachelor's degree in business administration.

L.M. "MICK" McCARTY age 67, became a director of the Company in 2001. Since 1981 Mr. McCarty has been a farm/ranch real estate broker and owner of McCarty and Associates. Additionally, he is vice-president of BOMAC Energy Performance Systems, a marketing firm for a walking beam compressor which enhances production of marginal oil wells. Mr. McCarty is past Region 10 vice president, director and membership drive chairman for Club 20, a consulting broker for the Registry of Million Dollar Properties, executive secretary of the Colorado Livestock Marketing Association, advertising and public manager of International Beef Breeders and regional sales manager for Murphy Products Company, a livestock additive company. Mr. McCarty graduated from the University of Arizona in 1959 with a Bachelor of Animal Science degree and a minor in Agricultural Economics. He was a member of Alpha Zeta, a men's honorary agricultural fraternity, a member of Phi Delta Theta Fraternity and National President of the Intercollegiate Rodeo Association.

HAROLD GLEASON age 51, became a director of the Company in 2001. Since 1972, Mr. Gleason has been the president and CEO of Thomas Publishing Company which owns The Thomas Tribune, a newspaper published in Thomas, Oklahoma. Mr. Gleason also has a ranching operation that includes raising, showing, and marketing registered Hereford cattle on a national basis. In 1986, Mr. Gleason purchased a small insurance agency and began operating The Gleason Agency which provides full line coverage. The Gleason Agency has grown to be the largest insurance agency in the area. Mr. Gleason graduated from Southwestern Oklahoma State University in 1971 with Bachelor of Science degrees in Business Administration and Journalism. Mr. Gleason has served as Chairman of the Thomas Economic Development Authority since 1986.

A. RANDALL KOURT age 59, became a director of the Company in 2001. Mr. Kourt has been the president of Thomas Drug, Inc. for over thirty years. Thomas Drug, Inc. currently operates four stores in Oklahoma. Mr. Kourt also owns MKM Apartments of Thomas. In addition to retail and real estate experience, Mr. Kourt has served on the Baptist Retirement Centers of Oklahoma board of directors for three years, and has been Chairman of the Board for the last year. Mr. Kourt graduated with Bachelor of Science in Pharmacy and Bachelor of Arts in Chemistry degrees from Southwestern Oklahoma State University in Weatherford, Oklahoma.

Item 11. Executive Compensation
-------- ----------------------

The following table sets forth the cash compensation paid or accrued during the fiscal years ended June 30, 2001, 2000 and 1999 to the Company's Chief Executive Officer. No other executive officer received cash in excess of $100,000.

                                                                               Other
                                                                               Annual           All Other
Name and Principal Position          Year      Salary        Bonus          Compensation      Compensation
---------------------------          ----      ------        -----          ------------      ------------
Steve D. Zamzow                      2001      $ 119,359     $ 13,600       $       -       $  9,166 (a)
President, Chief Executive           2000      $ 120,858     $    -         $       -       $ 13,749 (a)
Officer and Director                 1999      $ 120,358     $    -         $       -       $  6,874 (a)

        (a) Includes accrued vacation and compensated absences earned in prior years and paid during June 30, 2001, 2000 and 1999.

Option Grants in Fiscal Year 2001

During the fiscal year ended June 30, 2001, the Company did not grant stock options to the executive officers.

Aggregated Option Exercises in Fiscal Year 2001

The following table sets forth for the executive officer named in the Executive Compensation Table, information concerning each exercise of stock options during the fiscal year ended June 30, 2001 and the value of the unexercised stock options at June 30, 2001.

                 Aggregated Option Exercises in Last Fiscal Year
                 -----------------------------------------------
                        and Fiscal Year-End Option Values
                        ---------------------------------

                                                         Number of Securities     Value of Unexercised
                                                             Underlying Unex-             In-the-Money
                               Shares                         ercised Options               Options at
                             Acquired                        at June 30, 2001            June 30, 2001
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

(1) The Option exercise price exceeded the fair market value of the underlying common stock on June 30, 2001.

Item 12.         Security Ownership of Certain Beneficial Owners and Management
--------         --------------------------------------------------------------

The following table sets forth as of May 21, 2002, the ownership of the Company's common stock by each director of the Company, by each person who is known by the Company to be the beneficial owner of more than 5% of the Company's voting common stock, and by the officers and directors of the Company as a group:

Name and Address of
Officers and Directors and               Amount and Nature of                   Percent of Class
Beneficial Owner (1)                     Beneficial Ownership (2)               of Common Stock
--------------------                     ------------------------               ---------------
Steve D. Zamzow                          150,437 (3)                                 6.97%
4112 Sherman Court
Ft. Collins, CO 80525

Millard T. Webster                       278,969 (4)                                13.74%
1003 Central
Dodge City, KS 67801

Jerry R. Beller                          275,000                                    13.69%
4411 Harding Place
Nashville, TN 37025

Murle F. and Sara R. Webster             237,226                                    11.81%
Start Route 3, Box 117A
Cedar Creek, MO 65627

Terry L. Webster                         105,917                                     5.27%
1005 E. Canterbury Lane
Springfield, MO 65804

Harold Gleason                             5,000                                     0.25%
115 West Orient
Thomas, OK 73669

James H. Alexander                        30,000 (5)                                 1.47%
5495 W. 115th Place
Broomfield, CO  80020

All officers and directors               464,406(6)                                 21.01%
as a group (3 persons) (See
footnotes 3, 4,and 5)

(1) The business address of all officers and directors is 3500 JFK Parkway, Suite 202, Ft. Collins, Colorado 80525
(2) "Beneficial ownership" is deemed to include shares for which an individual, directly or indirectly, has voting or investment power, or both, and shares subject to options exercisable within 60 days of the date hereof.
(3) Includes 150,000 shares subject to incentive stock options which are exercisable within sixty days of the date hereof.
(4) Includes 22,500 shares subject to incentive stock options, which are exercisable within sixty days of the date hereof.
(5) Includes 30,000 shares subject to non-qualified stock options which are fully vested and exercisable.
(6) Includes 202,500 shares subject to stock options, which are fully vested and exercisable.

Item 13.          Certain Relationships and Related Transactions
--------          ----------------------------------------------

On June 30, 1989, W-W Land & Cattle, a partnership owned by Millard T. Webster, a director of the Company, Mickey J. Winfrey, a former officer of the Company and Terry L. Webster, a brother of Mr. Millard T. Webster and Ms. Winfrey, executed a promissory note for the amount of $96,424 in favor of the Company's subsidiary, W-W Manufacturing Co., Inc. Interest was payable annually at 9% per annum and the principal was due on demand. On June 30, 1993, Ms. Winfrey satisfied her obligations under this note by paying to the Company the amount of $11,361. As of June 30, 2001, $21,627 remained payable under this note by Millard T. Webster and Terry L. Webster through annual installments of $2,500 through 2017.

The Company leased its manufacturing facility in Dodge City, Kansas from Murle
F. Webster, a stockholder, on a month to month basis. The lease required monthly payments of $5,000 through April 2001 and monthly payments of $500 for May and June 2001. The Company closed the Dodge City, Kansas location during 2001. The provisions of the building lease required the Company to pay insurance, property taxes and maintenance costs.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------   ----------------------------------------------------------------

(a)  (1)   List of Financial Statements Filed as a Part of This Report
           -----------------------------------------------------------

Consolidated Balance Sheets as of June 30, 2001 and June 30, 2000.

Consolidated Statements of Operations for the years ended June 30, 2001, 2000, and 1999.

Consolidated Statements of Stockholders' Equity for the years ended June 30, 2001, 2000, and 1999.

Consolidated Statements of Cash Flows for the years ended June 30, 2001, 2000, and 1999.

(a)  (2)   List of Financial Statement Schedules Filed as a Part of This Report
           --------------------------------------------------------------------

           Schedule I - Condensed Financial Information of Registrant

           Schedule II - Valuation and Qualifying Accounts

(a)  (3)   Exhibits
           ---------
Exhibit
Number          Document
------          --------

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