Form 10-Q
period 2001-09-30
W W CAPITAL CORP
filed 2002-05-31
CIK 831253

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarterly Period Ended September 30, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from            to
                                        ----------    ----------

Commission File No. 0-17757

                             W-W CAPITAL CORPORATION
                             -----------------------
             (exact name of Registrant as specified in its charter)

            Nevada                                              93-0967457
-------------------------------                           ----------------------
(State or other jurisdiction of                           (IRS Employer Identi-
 incorporation or organization)                              fication Number)

                3500 JFK Parkway Suite 202 Ft. Collins, CO 80525
                ------------------------------------------------
          (Address of principal executive offices, including zip code)

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
        Yes  X   No
            ---    ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
        Yes      No      NOT APPLICABLE  X
            ---    ---                  ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Title of Each Class                            Number of Shares Outstanding
-------------------                                  at May 30, 2002
   Common stock                                ----------------------------
  $0.01 Par Value                                      2,008,164

                             W-W CAPITAL CORPORATION

                                      Index
                                      -----

PART I         FINANCIAL INFORMATION                                  PAGE NO.
------         ---------------------                                  --------

Item 1         Balance Sheets
------           September 30, 2001 and June 30, 2001                     1

               Statements of Operations
                 Three Months Ended
                 September 30, 2001 and 2000                              3

               Statements of Cash Flows
                 Three Months Ended
                 September 30, 2001 and 2000                              5

               Notes to Financial Statements                              7

Item 2         Management's Discussion and Analysis
------           of Financial Condition and Results
                 of Operations                                            9

PART II        OTHER INFORMATION
-------

Item 1         LEGAL PROCEEDINGS                                         11
------
Item 2         CHANGES IN SECURITIES                                     11
------
Item 3         DEFAULTS UPON SENIOR SECURITIES                           11
------
Item 4         SUBMISSION OF MATTERS TO VOTE OF
------
               SECURITY HOLDERS                                          11
Item 5         OTHER INFORMATION                                         11
------
Item 6         EXHIBITS AND REPORT ON FORM 8-K                           11
------

               SIGNATURES                                                12

                          Part 1-FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             W-W CAPITAL CORPORATION
                             -----------------------
                                 Balance Sheets

                                                     September 30,     June 30,
                                                         2001           2001
                                                         ----           ----
                                                     (Unaudited)
Assets
------
Current assets:
     Cash                                                155,968        216,473
                                                     -----------    -----------
     Trade accounts receivable                         2,028,412      1,582,584
     Less allowance for doubtful accounts                (35,000)       (35,000)
                                                     -----------    -----------
         Net accounts receivable                       1,993,412      1,547,584
                                                     -----------    -----------
     Accounts receivable, other                           67,351         67,975
     Inventories:
         Raw materials                                   668,114        658,943
         Work-in-process                                 411,342        436,237
         Finished goods                                  702,452        634,142
                                                     -----------    -----------
              Total inventories                        1,781,908      1,729,322
                                                     -----------    -----------
     Prepaid expenses                                     84,934         50,168
     Current portion of notes receivable
         from related parties                                554            554
     Deferred income tax asset                           201,100        150,100
                                                     -----------    -----------
         Total current assets                          4,285,227      3,762,176
                                                     -----------    -----------

Property and equipment, at cost:                       4,279,708      4,278,694
     Less accumulated depreciation
     and amortization                                 (1,986,406)    (1,927,259)
                                                     -----------    -----------
         Net property and equipment                    2,293,302      2,351,435
                                                     -----------    -----------

Other Assets:
     Long-term notes receivable from
         related parties, net of current portion .        21,073         21,073
     Loan Acquisition Costs--Net of
         accumulated amortization of $48,182
         at September 30, 2001 and $43,574
         at June 30, 2001                                 42,531          6,139
     Equipment deposits                                  175,000        175,000
     Other assets                                         42,329          6,987
                                                     -----------    -----------
         Total other assets                              280,933        209,199
                                                     -----------    -----------

     TOTAL ASSETS                                    $ 6,859,462    $ 6,322,810
                                                     ===========    ===========

                          (Continued on following page)
                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------
                            Balance Sheets, Continued

                                                               September 30,    June 30,
                                                                   2001           2001
                                                                   ----           ----
                                                                (Unaudited)
Liabilities
-----------
Current Liabilities:
     Accounts Payable                                          $ 1,743,048    $ 1,423,041
     Accrued property taxes                                         18,650         15,950
     Accrued payroll and related taxes                             182,397        177,474
     Accrued interest payable                                       86,004         62,361
     Current portion of long-term notes payable                    201,000        220,000
     Current portion of capital lease obligations                   69,000         65,000
     Other current liabilities                                      63,409        121,804
                                                               -----------    -----------
         Total current liabilities                               2,363,508      2,085,630
                                                               -----------    -----------

Other Liabilities:
     Long-term notes payable, net of current portion             3,160,927      2,806,268
     Long-term capital lease obligations, net
         of current portion                                      1,261,410      1,281,397
      Deferred income tax liability                                155,100        155,100
      Negative goodwill, net of accumulated
            amortization of $3,709 at September 30, 2001
            and $3,124 at June 30, 2001                             43,144         43,729
                                                               -----------    -----------
         Total other liabilities                                 4,620,581      4,286,494
                                                               -----------    -----------

         TOTAL LIABILITIES                                       6,984,089      6,372,124
                                                               -----------    -----------

Stockholders' Deficit
---------------------
     Preferred stock: $10.00 par value, 400,000 shares
         authorized                                                   --            --
     Common stock, $0.01 par value, 15,000,000 shares
         authorized; 5,553,827 shares issued and outstanding
         at September 30, 2001 and June 30, 2001                    55,538         55,538
     Capital in excess of par value                              3,305,533      3,305,533
     Accumulated deficit                                          (606,583)      (531,270)
                                                               -----------    -----------
                                                                 2,754,488      2,829,801
     Less 3,545,663 shares of treasury stock at cost            (2,879,115)    (2,879,115)
                                                               -----------    -----------

         TOTAL STOCKHOLDERS' DEFICIT                              (124,627)       (49,314)
                                                               -----------    -----------

         TOTAL LIABILITIES AND
         STOCKHOLDERS' DEFICIT                                 $ 6,859,462    $ 6,322,810
                                                               ===========    ===========

                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------
                            Statements of Operations
                                   (Unaudited)

                                                        Three Months Ended
                                                           September 30,
                                                           -------------
                                                         2001           2000
                                                         ----           ----
Net sales                                            $ 2,816,733    $ 3,582,142
Cost of goods sold                                     2,230,499      2,883,286
                                                     -----------    -----------
      Gross profit                                       586,234        698,856
                                                     -----------    -----------

Operating expenses:
      Selling expenses                                   281,663        226,413
      General and administrative expenses                339,765        315,279
                                                     -----------    -----------
           Total operating expenses                      621,428        541,692
                                                     -----------    -----------

           Operating earnings (loss)                     (35,194)       157,164
                                                     -----------    -----------

Other income (expenses):
      Interest income                                      5,754          7,820
      Interest expense                                   (97,698)       (57,468)
      Gain on sale of assets                                 --          27,300
      Other income (expense), net                            825          1,930
                                                     -----------    -----------

           Total other income (expense)                  (91,119)       (20,418)
                                                     -----------    -----------

      Earnings (loss) before income taxes               (126,313)       136,746

Income tax benefit (expense) from continuing
      operations                                          51,000        (40,000)
                                                     -----------    -----------

Net earnings (loss) from continuing operations           (75,313)        96,746
                                                     -----------    -----------
Discontinued operations:
      Earnings from operations of Titan
           Industries disposed of (net of income
           taxes of $52,000 at three months ended
           September 30, 2000)                             --            87,620

      Loss on disposal of Titan Industries                 --            30,000
                                                     -----------    -----------

      Net earnings from discontinued operations            --            57,620
                                                     -----------    -----------

Net earnings (loss)                                  $   (75,313)   $   154,366
                                                     ===========    ===========

                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------
                       Statements of Operations, Continued
                                   (Unaudited)

                                                                 Three Months Ended
                                                                   September 30,
                                                                   -------------
                                                                2001           2000
                                                                ----           ----
Earnings (loss) per common share:
      Basic
           Earnings (loss) from continuing operations       $     (.04)   $       .02
           Earnings from discontinued operations                   --             .02
           Loss on disposal of Titan Industries                    --            (.01)
                                                            ----------    -----------

           Net earnings (loss)                              $    ( .04)   $       .03
                                                            ==========    ===========
           Weighted average number of common
                shares                                       2,008,164      5,420,397

      Diluted
           Earnings (loss) from continuing operations       $    ( .04)           .02
           Earnings from discontinued operations                   --             .02
           Loss on disposal of Titan Industries                    --            (.01)
                                                            -----------   -----------

           Net earnings (loss)                              $    ( .04)   $       .03
                                                            ===========   ===========

           Weighted average number of common shares          2,008,164      5,420,397


                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------
                            Statements of Cash Flows
                                   (Unaudited)

                                                               Three Months Ended
                                                                  September 30,
                                                                  -------------
                                                                2001         2000
                                                                ----         ----
Cash flows from operating activities:
     Net earnings (loss)                                    $ (75,313)   $ 154,366
     Adjustments to reconcile net earnings (loss) to net
         cash provided by (used in) operating activities:
         Earnings from discontinued operations                   --        (77,620)
         Depreciation and amortization                         63,755       47,361
         Gain on sale of property and equipment                  --        (27,300)
         Amortization of negative goodwill                       (585)        (586)


     Change in assets and liabilities:
         Accounts receivable                                 (445,828)    (115,215)
         Inventories                                          (52,586)    (178,000)
         Other current and non-current assets                 (91,941)     (72,243)
         Accounts payable                                     320,007      383,418
         Accrued expenses and other current liabilities       (27,129)      36,703
                                                            ---------    ---------
              Net cash provided by (used in)
                  operating activities                       (309,620)     150,884
                                                            ---------    ---------

Cash flows from investing activities:
     Purchase of property and equipment                        (1,014)     (76,215)
     Proceeds from sale of property and equipment                --         27,300
     Proceeds from stockholders' notes receivable                --            507
                                                            ---------    ---------
              Net cash used in investing activities         $  (1,014)   $ (48,408)
                                                            ---------    ---------

                          (Continued on following page)

                             W-W CAPITAL CORPORATION
                             -----------------------
                       Statements of Cash Flows, Continued
                                   (Unaudited)
                                                          Three Months Ended
                                                             September 30,
                                                             -------------
                                                          2001           2000
                                                          ----           ----
Cash flows from financing activities:
     Payments on notes payable, financial
         institutions and government entities        $(2,148,934)   $(3,293,620)
     Proceeds from notes payable                       2,456,050      3,104,374
     Payment on capital leases                           (15,987)        (5,499)
     Payment on loan acquisition costs                   (41,000)          --
                                                     -----------    -----------

         Net cash provided by (used in)
              financing activities                       250,129       (194,745)
                                                     -----------    -----------

     Net decrease in cash                                (60,505)       (92,269)

     Cash at beginning of period                         216,473        313,898
                                                     -----------    -----------

     Cash at end of period                           $   155,968    $   221,629
                                                     ===========    ===========

Supplemental disclosures of cash flow for continuing operations:

     Cash paid during the period for interest        $    74,054    $    53,516

      Installment loans to acquire property
         and equipment                               $      --      $    19,455

     Installment loan to acquire rental property     $    28,543    $      --

                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

NOTE 1 - BASIS OF PRESENTATION
------------------------------

       The accompanying unaudited financial statements include the accounts of W-W Capital Corporation (the Company) and its wholly owned subsidiaries W-W Manufacturing Co., Inc., Titan Industries, Inc., and Eagle Enterprises, Inc. All significant intercompany accounts and transactions have been eliminated.

       In January 2001, the Company sold its water and environmental product segment, Titan Industries, Inc. The Company's consolidated financial statements have been restated to reflect the segment as a discontinued operation for all periods presented.

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles for full-year financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to W-W Capital Corporation's financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2001. In the opinion of management, all adjustments (consisting of normal recurring accrual basis adjustments) considered necessary for a fair presentation have been reflected in the accompanying financial statements. Operating results for the three month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended June 30, 2002.

NOTE 2 - NET BASIC EARNINGS PER SHARE
-------------------------------------

         The net basic earnings per share amount included in the accompanying statements of income have been computed using the weighted-average number of shares of common stock outstanding and the dilutive effect, if any, of common stock equivalents existing during the applicable three month period.

NOTE 3 - LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.

         The Company has incurred losses from operations of $75,313 and $247,455 for the three months ended September 30, 2001 and the year ended June 30, 2001, respectively. Additionally, the Company has a net stockholders' deficit of $124,627 at September 30, 2001.

----------------------------------------------------

         The Company relies on revolving notes payable from a financial institution for its working capital and has amended the associated credit and security agreements in May 2002 to modify the loan covenants among other things. Covenants beyond June 30, 2002 have not yet been established. The ability of the Company to continue as a going concern is dependent on meeting the requirements of its financing agreements in the near term.

NOTE 4 - RELATED PARTY TRANSACTION
----------------------------------

         The Company has a number of related party transactions. See the footnotes to W-W Capital Corporation financial statements for the year ended June 30, 2001, included in its Annual Report on Form 10-K for the nature and type of related party transactions.

         A summary of the related party transactions that effect the Company's statements of income for the three months ended September 30, 2001 and 2000 respectively, is as follows:

                                             Three Months Ended
                                                September 30,
Transactions with                               -------------
-----------------
Related parties                          2001                 2000
---------------                          ----                 ----
Rent expense                            $1,500               $15,000

NOTE 5 - DISCONTINUED OPERATION
-------------------------------

         On January 5, 2001, the Shareholders of the Company voted to sell its water and environmental product segment, Titan Industries, Inc., to certain shareholders of the Company in exchange for 3,390,399 shares, or approximately 61.2%, of the common stock of the Company. In addition to giving up its interest in Titan, the Company also contributed to the capital of Titan the sum of $850,000 used to equalize the value of the consideration being exchanged. The sale was accounted for as a treasury stock transaction and the loss on disposal is the result of professional fees attributable to the transaction. The accompanying financial statements have been restated to conform to discontinued operations treatment for all historical periods presented.

         The operating results of the discontinued operation for the three month periods ended September 30 is as follows:

                                                           2001           2000
                                                           ----           ----
Net Sales                                              $     --       $2,530,355
                                                       ==========     ==========

Earnings before provision for income taxes             $     --       $  139,620
Provision for income taxes                                   --           52,000
                                                       ----------     ----------
Earnings from discontinued operations                  $     --       $   87,620
                                                       ==========     ==========

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations.
         ---------------

         The business of the Company is carried on within one segment group by three operating units. The livestock handling equipment segment is composed of W-W Manufacturing (W-W Manufacturing), Eagle Enterprises (Eagle), and W-W Paul Scales (Paul).

         On January 5, 2001, the Shareholders of the Company voted to sell its water and environmental product segment, Titan Industries, Inc., to certain shareholders of the Company. The accompanying financial statements, as well as management's discussion and analysis of financial condition and results of operations, have been stated to reflect discontinued operations treatment for all historical periods presented.

(A)      Analysis of Results of Operations
         ---------------------------------

         The Company had a net loss from continuing operations of $75,313 for the three month period ended September 30, 2001, as compared to net earnings of $154,366 in 2000. The loss of earnings was attributable to transition costs associated with the manufacturing plant shut down in Dodge City, Kansas as well as current economic conditions felt throughout the United States.

         Net sales from continuing operations decreased to $2,816,733 for the three months ended September 30, 2001, compared to $3,582,142 for 2000. The total decrease in sales of $765,409 was felt throughout the Company. While the W-W Manufacturing plant in Thomas, Oklahoma had a slight decrease in sales of $42,104 the Eagle and Paul plants had decreased sales of $336,923 and $386,382, respectively. The decrease in sales is attributable to a general slow down in the economy as well as the terrorist attacks of September 11, 2001. During the second quarter of fiscal year 2002, the Company will aggressively attempt to limit the effect of the economic slowdown by continuing to analyze existing product improvements and new product introductions which have allowed the Company to gain acceptance with new customers and move into markets not normally serviced by the Company. The Company is also involved in several projects, which includes special sales to expo centers, fairs and livestock shows. Sales will also improve through the offer of special discounts and incentives to our distributor/dealer network. Through the next quarter, the Company expects to see sales improve through these efforts.

         Gross margins from continuing operations increased from 19.5% for the three month period ended September 30, 2000 to 20.8% for the same period of 2001. The increased margins are a result of savings in labor, shipping and manufacturing efficiencies with the opening of the new plant in Thomas, Oklahoma. During the first quarter of 2000 many products had to be built in temporary production facilities in Thomas due to labor shortages in Dodge City, Kansas. These products then had to be loaded on trucks and shipped to the Dodge City plant for painting and then reshipped to our distributors/dealers. These extra costs, along with other manufacturing insufficiencies in Dodge City, caused the closing of the Dodge City plant in March of 2001. Management expects continued improvements in gross margins throughout 2002.

         Selling expenses from continuing operations as a percentage of sales increased from 6.3% for the three month period ended September 30, 2000 to 10.0% for the same period of 2001. This increase was due to the significant decrease in sales without the related decrease in expense. The dollars expended on selling expense increased from $226,413 for the three months ended September 30, 2000 to $281,663 for the same period of 2001, an increase of $55,250. The Company will continue its aggressive pursuit of new markets and expanding its distributor/dealer base while at the same time evaluating ways of keeping costs in line as a percentage of sales.

         General and administration expenses from continuing operations increased from 8.8% for the quarter ended September 30, 2000 to 12.1% for the corresponding quarter in 2001. The total dollars expended on general and administration costs increased $24,486. This increase was due to final closing costs related to the financing of the Titan Industries spin off as well as the decrease in sales. The Company will continue to find ways to lower general and administrative expense through the use of centralization, job realignment, and line-by-line expense evaluation and reduction. It is anticipated that general and administrative costs will improve due to the finalization of various business structure changes during the first quarter of fiscal 2002.

         Interest expense from continuing operations increased from $57,468 for the three months ended September 30, 2000 to $97,698 for the same period of 2001. This increase is due to borrowings under the revolving credit facilities having increased due to larger inventories being maintained while moving from Dodge City to Thomas as well as the decrease in sales in response to current economic conditions. The securing of additional financing used for the Titan spin off also increased interest expense. As profits and cash flow improve, the Company plans to reduce debt, thereby reducing overall interest expense.

(B)      Liquidity and Capital Resources
         -------------------------------

         The Company's principal sources of liquidity are internally generated funds and borrowings under its credit facilities. The Company used cash from investing for the purchase and updating of new equipment. Cash provided by financing activities resulted in a net increase in borrowings for the quarter ended September 30, 2001 of $250,129. With the decrease in sales growth, the Company used its revolving lines extensively to carry the inventory and accounts receivable balances as well as pay for the plant move to Thomas, Oklahoma. As the Company moves further into fiscal 2002, it anticipates increased sales growth with a leveling off of borrowings.

         Even though the United States economy is in a state of recession and current worldwide conditions are uncertain, the Company feels that it will improve in both sales and operating earnings throughout fiscal 2002. The Company also believes that significant benefits will be realized because of the move to Thomas through fiscal 2002 and thereafter. With increased working capital and lines of credit, the Company feels it has an adequate supply of liquidity to meet its needs.

                                     PART II
                                     -------
                                OTHER INFORMATION
                                -----------------

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

                                          W W CAPITAL CORPORATION
                                                (Registrant)

Dated:  May 30, 2002                      By:/s/ Steve D. Zamzow
                                             ---------------------------------
                                          Steve D. Zamzow,  President  & CEO


Dated:  May 30, 2002                      By:/s/ Mike Dick
                                             ---------------------------------
                                          Mike Dick, Controller