Form 10-Q
period 2001-12-31
W W CAPITAL CORP
filed 2002-05-31
CIK 831253

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For Quarterly Period Ended December 31, 2001

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

                             W-W CAPITAL CORPORATION

                                      Index
                                      -----

PART I         FINANCIAL INFORMATION                                  PAGE NO.
------         ---------------------                                  --------

Item 1         Balance Sheets
------           December 31, 2001 and June 30, 2001                     1

               Statements of  Operations
                 Three and Six Months Ended
                 December 31, 2001 and 2000                              3

               Statements of Cash Flows
                 Six Months Ended
                 December 31, 2001 and 2000                              5

               Notes to Financial Statements                             7

Item 2         Management's Discussion and Analysis
------           of Financial Condition and Results
                 of Operations                                           9

PART II        OTHER INFORMATION
-------        -----------------

Item 1         LEGAL PROCEEDINGS                                        11
------
Item 2         CHANGES IN SECURITIES                                    11
------
Item 3         DEFAULTS UPON SENIOR SECURITIES                          11
------
Item 4         SUBMISSION OF MATTERS TO VOTE OF
------
               SECURITY HOLDERS                                         11
Item 5         OTHER INFORMATION                                        11
------
Item 6         EXHIBITS AND REPORT ON FORM 8-K                          11
------

               SIGNATURES                                               12

                          Part 1-FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                             W-W CAPITAL CORPORATION
                             -----------------------
                                 Balance Sheets

                                                      December 31,     June 30,
                                                          2001           2001
                                                          ----           ----
                                                       (Unaudited)
Assets
------
Current assets:
     Cash                                                169,814    $   216,473
                                                     -----------    -----------
     Trade accounts receivable                         1,850,783      1,582,584
     Less allowance for doubtful accounts                (55,000)       (35,000)
                                                     -----------    -----------
         Net accounts receivable                       1,795,783      1,547,584
                                                     -----------    -----------
     Accounts receivable, other                           65,692         67,975
     Inventories:
         Raw materials                                   568,082        658,943
         Work-in-process                                 275,167        436,237
         Finished goods                                  739,380        634,142
                                                     -----------    -----------
              Total inventories                        1,582,629      1,729,322
                                                     -----------    -----------
     Prepaid expenses                                     90,710         50,168
     Current portion of notes receivable
         from related parties                                554            554
     Deferred income tax asset                           249,100        150,100
                                                     -----------    -----------
         Total current assets                          3,954,282      3,762,176
                                                     -----------    -----------

Property and equipment, at cost                        4,295,087      4,278,694
     Less accumulated depreciation
         and amortization                             (2,045,655)    (1,927,259)
                                                     -----------    -----------
         Net property and equipment                    2,249,432      2,351,435
                                                     -----------    -----------
Other Assets:
     Long-term notes receivable from
         related parties, net of current portion          21,073         21,073
     Loan acquisition costs, net of
         accumulated amortization of $1,025
         at December 31, 2001 and $43,574
         at June 30, 2001                                 39,975          6,139
     Equipment deposits                                  175,000        175,000
     Other assets                                         41,929          6,987
                                                     -----------    -----------

         Total other assets                              277,977        209,199
                                                     -----------    -----------

     TOTAL ASSETS                                    $ 6,481,691    $ 6,322,810
                                                     ===========    ===========

                          (Continued on following page)
                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------
                            Balance Sheets, Continued

                                                                 December 31,   June 30,
                                                                    2001          2001
                                                                    ----          ----
                                                                 (Unaudited)
Liabilities
Current Liabilities:
     Accounts payable                                          $ 1,573,572    $ 1,423,041
     Accrued property taxes                                         20,332         15,950
     Accrued payroll and related taxes                             204,005        177,474
     Accrued interest payable                                      107,349         62,361
     Current portion of long-term notes payable                    176,000        220,000
     Current portion of capital lease obligations                   73,000         65,000
     Other current liabilities                                      90,376        121,804
                                                               -----------    -----------
         Total current liabilities                               2,244,634      2,085,630
                                                               -----------    -----------

Other Liabilities:
     Long-term notes payable, net of current portion             2,996,464      2,806,268
     Long-term capital lease obligations, net
         of current portion                                      1,241,273      1,281,397
     Deferred income tax liability                                 155,100        155,100
     Negative goodwill, net of accumulated
         amortization of $4,295 December 31,
         2001, and $3,124 at June 30, 2001                          42,558         43,729
                                                               -----------    -----------
         Total other liabilities                                 4,435,395      4,286,494
                                                               -----------    -----------

         TOTAL LIABILITIES                                       6,680,029      6,372,124
                                                               -----------    -----------

Stockholders' Deficit
     Preferred stock: $10.00 par value,
         400,000 shares authorized                                    --             --
     Common stock, $0.01 par value, 15,000,000 shares
         authorized; 5,553,827 shares issued and outstanding
         at December 31, 2001 and June 30, 2001                     55,538         55,538
     Capital in excess of par value                              3,305,533      3,305,533
     Accumulated deficit                                          (680,294)      (531,270)
                                                               -----------    -----------
                                                                 2,680,777      2,829,801
     Less 3,545,663 shares of treasury stock at cost            (2,879,115)    (2,879,115)
                                                               -----------    -----------

         NET STOCKHOLDERS' DEFICIT                                (198,338)       (49,314)
                                                               -----------    -----------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' DEFICIT                                 $ 6,481,691    $ 6,322,810
                                                               ===========    ===========

                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------
                            Statements of Operations
                                   (Unaudited)

                                                                   Three Months Ended             Six Months Ended
                                                                       December 31                   December 31,
                                                                       -----------                   ------------
                                                                  2001               2000        2001           2000
                                                                  ----               ----        ----           ----
Net sales                                                     $ 3,009,617    $ 3,321,085    $ 5,826,351    $ 6,903,227
Cost of goods sold                                              2,433,337      2,745,847      4,663,836      5,629,133
                                                              -----------    -----------    -----------    -----------
      Gross profit                                                576,280        575,238      1,162,515      1,274,094
                                                              -----------    -----------    -----------    -----------

Operating expenses:
      Selling expenses                                            284,619        256,464        566,282        482,877
      General and administrative expenses                         349,519        358,758        689,284        674,037
                                                              -----------    -----------    -----------    -----------
           Total operating expenses                               634,138        615,222      1,255,566      1,156,914
                                                              -----------    -----------    -----------    -----------

           Operating earnings (loss)                              (57,858)       (39,984)       (93,051)       117,180
                                                              -----------    -----------    -----------    -----------


Other income (expenses):
      Interest income                                                  31          7,506          5,785         15,326
      Interest expense                                            (84,236)       (55,794)      (181,934)      (113,262)
      Gain on sale of assets                                        4,700         10,500          4,700         37,800
      Other income (expense), net                                  15,652         16,967         16,476         18,897
                                                              -----------    -----------    -----------    -----------

           Total other income (expense)                           (63,853)       (20,821)      (154,973)       (41,239)
                                                              -----------    -----------    -----------    -----------

      Earnings (loss) before income taxes                        (121,711)       (60,805)      (248,024)        75,941

Income tax benefit (expense) from continuing
      operations                                                   48,000         16,000         99,000        (24,000)
                                                              -----------    -----------    -----------    -----------

Net earnings (loss) from continuing operations                    (73,711)       (44,805)      (149,024)        51,941
                                                              -----------    -----------    -----------    -----------
Discontinued operations:
      Earnings from operations of Titan Industries
           disposed of (net of income taxes of $7,000
           at three months ended December 31, 2000 and
           $59,000 at six months ended December 31, 2000)            --              599           --           88,219

      Estimated loss on disposal of Titan Industries                 --          (50,000)          --          (80,000)
                                                              -----------    -----------    -----------    -----------
      Net earnings (loss) from discontinued
           operations                                                --          (49,401)          --            8,219
                                                              -----------    -----------    -----------    -----------

Net earnings (loss)                                           $   (73,711)   $   (94,206)   $  (149,024)   $    60,160
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

                             W-W CAPITAL CORPORATION
                             -----------------------
                       Statements of Operations, Continued
                                   (Unaudited)

                                                          Three Months Ended               Six Months Ended
                                                              December 31                     December 31,
                                                              -----------                     ------------
                                                         2001               2000           2001             2000
                                                         ----               ----           ----             ----
Earnings per common share:
      Basic
           Earnings (loss) from continuing
                operations                       $       (0.04)   $       (0.01)$          (0.07)   $        0.01
           Earnings from discontinued
                operations                                0.00             0.00             0.00             0.02
           Estimated loss on disposal of Titan
                Industries                                0.00            (0.01)            0.00            (0.02)
                                                 -------------    -------------    -------------    -------------

           Net earnings (loss)                   $       (0.04)   $       (0.02)   $       (0.07)   $        0.01
                                                 =============    =============    =============    =============

           Weighted average number of common
                shares                               2,008,164        5,420,397        2,008,164        5,420,397

      Diluted
           Earnings (loss) from continuing
                operations                       $       (0.04)   $       (0.01)   $       (0.07)   $        0.01
           Earnings from discontinued
                operations                                0.00             0.00             0.00             0.02
           Estimated loss on disposal of Titan
                Industries                                0.00            (0.01)            0.00            (0.02)
                                                 -------------    -------------    -------------    -------------

           Net earnings (loss)                   $       (0.04)   $       (0.02)   $       (0.07)   $        0.01
                                                 =============    =============    =============    =============

           Weighted average number of common
                shares                               2,008,164        5,420,397        2,008,164        5,420,397

                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------
                            Statements of Cash Flows
                                   (Unaudited)
                                                             Six Months Ended
                                                                December 31,
                                                                ------------
                                                              2001        2000
                                                              ----        ----
Cash flows from operating activities:
     Net earnings (loss)                                  $(149,024)   $  60,160
     Adjustments to reconcile net earnings
         to net cash used in operating activities:
         Earnings from discontinued operations                 --        (43,511)
         Depreciation and amortization                      125,560       97,111
         Gain on sale of property and equipment              (4,700)     (37,800)
         Provision for doubtful accounts receivable          39,784          725
         Amortization of negative goodwill                   (1,171)      (1,171)

     Change in assets and liabilities:
         Accounts receivable                               (287,983)     (33,656)
         Inventories                                        146,693     (126,487)
         Other current and non-current assets              (143,658)     (30,604)
         Accounts payable                                   150,531       88,920
         Accrued expenses and other current liabilities      44,473       21,838
                                                          ---------    ---------
              Net cash used in operating activities         (79,495)      (4,475)
                                                          ---------    ---------

Cash flows from investing activities:
     Proceeds from sale of property and equipment             4,700       37,800
     Purchase of property and equipment                     (16,393)    (141,504)
     Proceeds from stockholders' notes receivable              --            507
                                                          ---------    ---------

              Net cash used in investing activities       $ (11,693)   $(103,197)
                                                          ---------    ---------

                          (Continued on following page)
                 See accompanying notes to financial statements

                             W-W CAPITAL CORPORATION
                             -----------------------
                       Statements of Cash Flows, Continued
                                   (Unaudited)

                                                                          Six Months Ended
                                                                            December 31,
                                                                            ------------
                                                                        2001           2000
                                                                        ----           ----
Cash flows from financing activities:
     Payments on notes payable, financial
         institutions and government entities                      $(5,398,097)   $(6,220,691)
     Proceeds from notes payable                                     5,515,750      6,335,821
     Payments on capital leases                                        (32,124)       (11,120)
     Payment of loan acquisition costs                                 (41,000)          --
                                                                   -----------    -----------
         Net cash provided by financing
                  activities                                            44,529        104,010
                                                                   -----------    -----------

     Net decrease in cash                                              (46,659)        (3,662)
     Cash at beginning of period                                       216,473        313,898
                                                                   -----------    -----------

     Cash at end of period                                         $   169,814    $   310,236
                                                                   ===========    ===========

Supplemental disclosures of cash flow for continuing operations:

     Cash paid during the period for interest                      $   136,946    $   108,614

     Installment loans to acquire property and equipment           $      --      $    40,397

     Installment loans used for deposits on purchase
         of property and equipment                                 $      --      $   175,000

     Cash paid during the period for income taxes                  $      --      $    46,293

     Installment loans to acquire rental property                  $    28,543    $      --

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

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles for full-year financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to W-W Capital Corporation's financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2001. In the opinion of management, all adjustments (consisting of normal recurring accrual basis adjustments) considered necessary for a fair presentation have been reflected in the accompanying financial statements. Operating results for the three and six month periods ended December 31, 2001, are not necessarily indicative of the result that may be expected for the year ended June 30, 2002.

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

         The Company has incurred losses from operations of $149,024 and $247,455 for the six months ended December 31, 2001 and the year ended June 30, 2001, respectively. Additionally, the Company has a net stockholders' deficit of $198,338 at December 31, 2001.

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

         A summary of the related party transactions that effect the Company's statement of operations for the three and six months ended December 31, 2001 and 2000, respectively, is as follows:

                               Three Months Ended           Six Months Ended
                                  December 31,                December 31,
Transactions with                 ------------                ------------
-----------------
related parties              2001           2000           2001            2000
---------------              ----           ----           ----            ----

Rent expense              $  1,000      $  15,000       $  1,500      $  30,000

NOTE 5 - DISCONTINUED OPERATION
-------------------------------

         On January 5, 2001, the Shareholders of the Company voted to sell its water and environmental product segment, Titan Industries, Inc., to certain shareholders of the Company in exchange for 3,390,399 shares, or approximately 61.2%, of the common stock of the Company. In addition to giving up its interest in Titan, the Company also contributed to the capital of Titan the sum of $850,000 used to equalize the value of the consideration being exchanged. The sale was accounted for as a treasury stock transaction and the estimated loss on disposal was the result of professional fees attributable to the transaction. The accompanying financial statements have been restated to conform to discontinued operations treatment for all historical periods presented.

         The operating results of the discontinued operation for the three and six month periods ended December 31, 2000 were as follows:

                                                       Three Month    Six Month
                                                         Period         Period
                                                         ------         ------

Net Sales                                              $2,168,981     $4,699,336
                                                       ==========     ==========

Earnings before provision for income taxes             $    7,599     $  147,219
Provision for income taxes                                  7,000         59,000
                                                       ----------     ----------
Earnings from discontinued operations                  $      599     $   88,219
                                                       ==========     ==========

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations.
         ---------------

         The business of the Company is carried on within two segments by a number of operating units. The livestock handling equipment segment is composed of W-W Manufacturing (W-W Manufacturing), Eagle Enterprises (Eagle) and W-W Paul Scales (Paul), and the water and environmental product segment is represented by Titan Industries (Titan). On January 5, 2001, the Shareholders of the Company voted to sell Titan to certain shareholders of the Company. The accompanying financial statements, as well as management's discussion and analysis of financial condition and results of operations, have been restated to reflect discontinued operations treatment for all historical periods presented.

(A)      Analysis of Results of Operations
         ---------------------------------

         The Company had a net loss from continuing operations of $149,024 for the six months ended December 31, 2001, as compared to net earnings of $51,941 for the same period of 2000. For the three month period ended December 31, 2001, the Company incurred a loss of $73,711 as compared to $44,805 for the same period of 2000. This loss of earnings was attributable to current economic conditions felt throughout the United States, the normal slow selling periods during the winter months and holiday season as well as transition costs associated with the opening of the new plant in Thomas, Oklahoma.

         Sales from continuing operations decreased to $5,826,351 for the six months ended December 31, 2001, compared to $6,903,227 for 2000. The decrease of $1,076,876 is attributable to a general slow down in the economy as well as the terrorist attacks of September 11, 2001. The decrease in sales took place in all three locations. The Thomas, Oklahoma plant had a drop in sales of $209,688 while the Livingston, Tennessee and Duncan, Oklahoma plants had a reduction in sales of $428,544 and $438,644 respectively. The Company continues to make improvements to various existing products and is reviewing new products to be introduced in future quarters. This will help the Company gain acceptance with new customers and move into markets not normally serviced. The Company is also involved in several projects, which includes special sales to expo centers, fairs and livestock shows. Based on present conditions, the Company anticipates sales to increase significantly during the second half of fiscal 2002.

         Gross margins from continuing operations increased for the six months ended December 31, 2001 to 20.0% as compared to 18.5% in 2000. The increased margins are the result of efficiencies felt in labor, shipping and manufacturing costs due to the opening of the new plant in Thomas, Oklahoma during April 2001. The Company continues to seek manufacturing improvements in cost reductions as well as price adjustments and system analysis. This continual fine-tuning and adjustment has allowed to Company to increase the gross margin percentage while experiencing a slowdown in sales. Management expects continued improvements in gross margins throughout 2002.

         Selling expenses from continuing operations increased for the six months ended December 31, 2001 as a percentage of sales from 7.0% in 2000 to 9.7% in 2001. Total dollars expended for selling expense increased $83,405 during the six month period ended December 31, 2001. The increase is a reflection of the Company's aggressive pursuit of new markets and expansion of its distributor/dealer base. Through the balance of the fiscal year, management will continue to evaluate selling expense to find ways to keep costs in line as a percentage of sales, as we continue to grow markets and market share with new products.

         General and administrative expense from continuing operations increased for the six months ended December 31, 2001 as a percentage of sales to 11.8% as compared to 9.8% for the same period of 2000. Overall dollars spent on general and administrative expenses increased $15,247 for the six months ended December 31, 2001 as compared to the same period of 2000. The Company will continue to evaluate ways to lower general and administrative expense through the use of centralization, job realignment, and line-by-line expense reductions. The Company also believes that general and administrative expenses will also decrease due to the finalization of several business structure changes completed during the year.

         Interest expense from continuing operations increased for the six months ended December 31, 2001 to $181,934 from $113,262 for the same period of 2000. Interest expense from continuing operations for the three months ended December 31, 2001 increased to $84,236 from $55,794 for the same three-month period of 2000. This increase is due to heavy borrowings on the revolving lines to support the Titan split-off and manufacturing plant move as well as experiencing a slow down in sales due to economic conditions felt throughout the country. As profits and cash flow increase, the Company plans to reduce debt, thereby reducing overall interest expense.


(B)      Liquidity and Capital Resources
         -------------------------------

         The Company's principal sources of liquidity are borrowings under its credit facilities and from internally generated funds. The Company used cash in investing activities for the purchase of new property and equipment. Overall purchases of property and equipment decreased for the six months ended December 31, 2001 to $16,393 from $141,504 for the same six months ended December 31, 2000. The decreased purchases are a result of the Company providing equipment for the new Thomas plant during the fiscal year ended June 30, 2001. Cash used in financing activities resulted in an increase in borrowings of $44,529 for the six months ended December 31, 2001. With the decrease in sales growth, the Company used its revolving lines extensively to carry the inventory and accounts receivable balances as well as pay for the plant move to Thomas, Oklahoma. During the three months ended December 31, 2001 the Company decreased borrowings $205,600, and the Company anticipates overall debt to steadily decline over the balance of fiscal 2002.

         Even though the United States economy is recovering from a state of recession and current worldwide conditions are uncertain, the Company feels that it will improve in both sales volume and operating earnings throughout fiscal 2002. The Company also believes that significant benefits will be realized because of the move to Thomas, Oklahoma through fiscal 2002 and thereafter. With increased working capital and lines of credit, the Company feels it has an adequate supply of liquidity to meet its current obligations.

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

                                        W W CAPITAL CORPORATION
                                                         (Registrant)

Dated: May 30, 2002                     By: /s/ Steve D. Zamzow
                                           ------------------------------------
                                        Steve D. Zamzow,  President  & CEO


Dated: May 30, 2002                     By:/s/ Mike Dick
                                           ------------------------------------
                                        Mike Dick, Controller