Form 10-Q
period 2002-03-31
W W CAPITAL CORP
filed 2002-06-11
CIK 831253

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For Quarterly Period Ended March 31, 2002
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

Title of Each Class                               Number of Shares Outstanding
-------------------                                     at June 7, 2002
   Common stock                                   ----------------------------
 $0.01 Par Value                                           2,008,164

                             W-W CAPITAL CORPORATION

                                      Index
                                      -----

PART I        FINANCIAL INFORMATION                               PAGE NO.
------        ---------------------                               --------

Item 1        Balance Sheets
------          March 31, 2002 and June 30, 2001                     1

              Statements of  Operations
                Three and Nine Months Ended
                March 31, 2002 and 2001                              3

              Statements of Cash Flows
                Nine Months Ended
                March 31, 2002 and 2001                              5

              Notes to Financial Statements                          7

Item 2        Management's Discussion and Analysis
------          of Financial Condition and Results
                of Operations                                        9


PART II       OTHER INFORMATION
-------       -----------------

Item 1        LEGAL PROCEEDINGS                                     11
------
Item 2        CHANGES IN SECURITIES                                 11
------
Item 3        DEFAULTS UPON SENIOR SECURITIES                       11
------
Item 4        SUBMISSION OF MATTERS TO VOTE OF  SECURITY HOLDERS    11
------
Item 5        OTHER INFORMATION                                     11
------
Item 6        EXHIBITS AND REPORT ON FORM 8-K                       11
------


              SIGNATURES                                            12

                          Part 1-FINANCIAL INFORMATION
                          ----------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                             W-W CAPITAL CORPORATION
                             -----------------------
                                 Balance Sheets

                                                       March 31      June 30,
                                                         2002          2001
                                                         ----          ----
                                                     (Unaudited)
Assets
------
Current assets:
     Cash                                            $   167,987    $   216,473
                                                     -----------    -----------
     Trade accounts receivable                         1,767,122      1,582,584
     Less allowance for doubtful accounts                (55,000)       (35,000)
                                                     -----------    -----------
         Net accounts receivable                       1,712,122      1,547,584
                                                     -----------    -----------
     Accounts receivable, other                           35,469         67,975
     Inventories:
         Raw materials                                   519,761        658,943
         Work-in-process                                 361,377        436,237
         Finished goods                                  705,626        634,142
                                                     -----------    -----------
              Total inventories                        1,586,764      1,729,322
                                                     -----------    -----------
     Prepaid expenses                                     73,989         50,168
     Current portion of notes receivable
         from related parties                                554            554
     Deferred income tax asset                           184,100        150,100
                                                     -----------    -----------
         Total current assets                          3,760,985      3,762,176
                                                     -----------    -----------

Property and equipment, at cost                        4,270,172      4,278,694
     Less accumulated depreciation
         and amortization                             (2,063,307)    (1,927,259)
                                                     -----------    -----------
         Net property and equipment                    2,206,865      2,351,435
                                                     -----------    -----------
Other Assets:
     Long-term notes receivable from
         related parties, net of current portion          21,073         21,073
     Loan acquisition costs--net of
         accumulated amortization of $2,050
         at March 31, 2002 and $43,574 at
         June 30, 2001                                    38,950          6,139
     Equipment deposits                                  175,000        175,000
     Other assets                                         41,529          6,987
                                                     -----------    -----------
         Total other assets                              276,552        209,199
                                                     -----------    -----------
     TOTAL ASSETS                                    $ 6,244,402    $ 6,322,810
                                                     ===========    ===========

                          (Continued on following page)
                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------
                            Balance Sheets, Continued
                                                                 March 31,      June 30,
                                                                   2002           2001
                                                                   ----           ----
                                                               (Unaudited)
Liabilities
-----------
Current Liabilities:
     Accounts payable                                          $ 1,502,280    $ 1,423,041
     Accrued property taxes                                          8,936         15,950
     Accrued payroll and related taxes                             223,706        177,474
     Accrued interest payable                                       96,614         62,361
     Current portion of long-term notes payable                    180,000        220,000
     Current portion of capital lease obligations                   79,000         65,000
     Other current liabilities                                      52,965        121,804
                                                               -----------    -----------
         Total current liabilities                               2,143,501      2,085,630
                                                               -----------    -----------

Other Liabilities:
     Long-term notes payable, net of current portion             2,773,175      2,806,268
     Long-term capital lease obligations, net
         of current portion                                      1,229,838      1,281,397
     Deferred income tax liability                                 155,100        155,100
     Negative goodwill, net of accumulated
         amortization of $4,881 at March 31,
         2002 and $3,124 at June 30, 2001                           41,972         43,729
                                                               -----------    -----------
         Total other liabilities                                 4,200,085      4,286,494
                                                               -----------    -----------

         TOTAL LIABILITIES                                       6,343,586      6,372,124
                                                               -----------    -----------
Stockholders' Deficit
---------------------
     Preferred stock: $10.00 par value, 400,000 shares
         authorized                                                   --             --
     Common stock, $0.01 par value, 15,000,000 shares
         authorized; 5,553,827 shares issued and outstanding
         at March 31, 2002 and June 30, 2001                        55,538         55,538
     Capital in excess of par value                              3,305,533      3,305,533
     Accumulated deficit                                          (581,140)      (531,270)
                                                               -----------    -----------
                                                                 2,779,931      2,829,801
     Less 3,545,663 shares of treasury stock at cost            (2,879,115)    (2,879,115)
                                                               -----------    -----------

         TOTAL STOCKHOLDERS' DEFICIT                               (99,184)       (49,314)
                                                               -----------    -----------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' DEFICIT                                 $ 6,244,402    $ 6,322,810
                                                               ===========    ===========

                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------
                            Statements of Operations
                                   (Unaudited)

                                                              Three Months Ended             Nine Months Ended
                                                                   March 31                      March 31,
                                                                   --------                      ---------
                                                             2002            2001            2002           2001
                                                             ----            ----            ----           ----
Net sales                                              $  3,182,454    $  3,445,016    $  9,008,805    $ 10,348,242
Cost of goods sold                                        2,373,685       2,724,056       7,037,521       8,353,188
                                                       ------------    ------------    ------------    ------------
      Gross profit                                          808,769         720,960       1,971,284       1,995,054
                                                       ------------    ------------    ------------    ------------
Operating expenses:
      Selling expenses                                      303,094         270,209         869,376         753,087
      General and administrative expenses                   276,981         321,235         966,265         995,272
                                                       ------------    ------------    ------------    ------------
           Total operating expenses                         580,075         591,444       1,835,641       1,748,359
                                                       ------------    ------------    ------------    ------------

           Operating earnings                               228,694         129,516         135,643         246,695
                                                       ------------    ------------    ------------    ------------
Other income (expense):
      Interest income                                          --             8,544           5,690          23,871
      Interest expense                                      (79,145)        (84,025)       (260,984)       (197,287)
      Gain on sale of assets                                   --            34,634           4,700          72,434
      Other income (expense), net                            14,605           1,807          31,081          20,704
                                                       ------------    ------------    ------------    ------------

           Total other income (expense)                     (64,540)        (39,040)       (219,513)        (80,278)
                                                       ------------    ------------    ------------    ------------

      Earnings (loss) before income taxes                   164,154          90,476         (83,870)        166,417

Income tax benefit (expense) from continuing
      operations                                            (65,000)        (35,819)         34,000         (59,819)
                                                       ------------    ------------    ------------    ------------

Net earnings (loss) from continuing operations               99,154          54,657         (49,870)        106,598
                                                       ------------    ------------    ------------    ------------
Discontinued operations:
      Earnings from operations of Titan
           Industries disposed of (net of
           income taxes of $59,000 at nine
           months ended March 31, 2001)                        --              --              --            88,219

      Estimated loss on disposal of Titan Industries           --              --              --            80,000
                                                       ------------    ------------    ------------    ------------

      Net earnings from discontinued operations                --              --              --             8,219
                                                       ------------    ------------    ------------    ------------

Net earnings (loss)                                    $     99,154    $     54,657    $    (49,870)   $    114,817
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

                             W-W CAPITAL CORPORATION
                             -----------------------
                       Statements of Operations, continued
                                   (Unaudited)

                                                         Three Months Ended               Nine Months Ended
                                                               March 31                        March 31,
                                                               --------                        ---------
                                                          2002           2001            2002             2001
                                                          ----           ----            ----             ----
Earnings per common share:
      Basic
           Earnings (loss) from continuing
                operations                         $        0.05   $        0.03   $       (0.02)   $        0.02

           Earnings from discontinued operations            0.00            0.00            0.00             0.02

           Estimated loss on disposal of Titan
                Industries                                  0.00            0.00            0.00            (0.02)
                                                   -------------   -------------   -------------    -------------

           Net earnings (loss)                     $        0.05   $        0.03   $       (0.02)   $        0.02
                                                   =============   =============   =============    =============

           Weighted average number of common
                shares                                 2,008,164       2,043,164       2,008,164        4,294,653

      Diluted
           Earnings (loss) from continuing
                operations                         $        0.05   $        0.03  $        (0.02)   $        0.02

           Earnings from discontinued operations            0.00            0.00            0.00             0.02

           Estimated loss on disposal of Titan
                Industries                                  0.00            0.00            0.00            (0.02)
                                                   -------------   -------------   -------------    -------------

           Net earnings (loss)                     $        0.05   $        0.03   $       (0.02)   $        0.02
                                                   =============   =============   =============    =============

           Weighted average number of common
                shares                                 2,008,164       2,043,164       2,008,164        4,294,653

                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------
                            Statements of Cash Flows
                                   (Unaudited)
                                                                  Nine Months Ended
                                                                       March 31,
                                                                       ---------
                                                                   2002         2001
                                                                   ----         ----
Cash flows from operating activities:
     Net earnings (loss)                                        $ (49,870)   $ 114,817
     Adjustments to reconcile net earnings (loss ) to
         net cash provided by (used in) operating activities:
         Earnings from discontinued operations                       --        (43,511)
         Depreciation and amortization                            186,005      153,389
         Gain on sale of property and equipment                    (4,700)     (72,434)
         Provision for doubtful accounts receivable                39,784          725
         Amortization of negative goodwill                         (1,757)      (1,757)

     Change in assets and liabilities:
         Accounts receivable                                     (204,322)    (546,742)
         Inventories                                              142,558     (213,284)
         Other current and non-current assets                     (31,314)     (31,108)
         Accounts payable                                          79,239      118,196
         Accrued expenses and other current liabilities             4,632       44,333
                                                                ---------    ---------
              Net cash provided by (used in)
                  operating activities                            160,255     (477,376)
                                                                ---------    ---------

Cash flows from investing activities:
     Proceeds from sale of property and equipment                   4,700       72,434
     Purchase of property and equipment                           (22,111)    (254,495)
     Proceeds from stockholders' notes receivable                    --            507
                                                                ---------    ---------
              Net cash used in investing activities             $ (17,411)   $(181,554)
                                                                ---------    ---------

                          (Continued on following page)

                 See accompanying notes to financial statements

                             W-W CAPITAL CORPORATION
                             -----------------------
                       Statements of Cash Flows, Continued
                                   (Unaudited)
                                                                         Nine Months Ended
                                                                             March 31,
                                                                             ---------
                                                                        2002           2001
                                                                        ----           ----
Cash flows from financing activities:
     Payments on notes payable, financial
         institutions and government entities                      $(8,679,410)   $(8,818,756)
     Proceeds from notes payable                                     8,577,774      9,385,739
     Payments on capital leases                                        (48,694)       (16,865)
     Payment of loan acquisition costs                                 (41,000)          --
     Proceeds from leases payable                                         --          200,000
     Proceeds from the exercise of stock options                          --            1,036
     Repurchases of common stock                                          --         (100,000)
                                                                   -----------    -----------

         Net cash provided by (used in) financing
           activities                                                 (191,330)       651,154
                                                                   -----------    -----------

     Net decrease in cash                                              (48,486)        (7,776)
     Cash at beginning of period                                       216,473        313,898
                                                                   -----------    -----------

     Cash at end of period                                         $   167,987    $   306,122
                                                                   ===========    ===========

Supplemental disclosures of cash flow for continuing operations:

     Cash paid during the period for interest                      $   226,731    $   167,457

     Installment loans to acquire property and equipment           $    11,135    $    40,397

     Installment loans to acquire rental property                  $    28,543    $      --

     Installment loans used for deposits on purchase
         of property and equipment                                 $      --      $   175,000

     Installment loans used for the repurchase of
         common stock                                              $      --      $   750,000

     Cash paid during the period for income taxes                  $      --      $    67,685

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

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles for full-year financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to W-W Capital Corporation's financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2001. In the opinion of management, all adjustments (consisting of normal recurring accrual basis adjustments) considered necessary for a fair presentation have been reflected in the accompanying financial statements. Operating results for the three and nine month periods ended March 31, 2002, are not necessarily indicative of the result that may be expected for the year ended June 30, 2002

NOTE 2 - NET BASIC EARNINGS PER SHARE
-------------------------------------

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

         The Company has incurred losses from operations of $49,870 and $247,455 for the nine months ended March 31, 2002 and the year ended June 30, 2001, respectively. Additionally, the Company has a net stockholders' deficit of $99,184 at March 31, 2002.

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

         A summary of the related party transactions that effect the Company's statement of operations for the three and nine months ended March 31, 2002 and 2001, respectively, is as follows:

                                  Three Months Ended          Nine Months Ended
                                       March 31,                  March 31,
Transactions with                      ---------                  ---------
-----------------
Related parties                   2002           2001         2002         2001
---------------                   ----           ----         ----         ----
Rent Expense                  $     --         $15,000      $ 2,500      $45,000

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

         The operating results of the discontinued operation for the three and nine month periods ended March 31, 2001 were as follows:

                                                   Three Month  Nine Month
                                                     Period       Period
                                                     ------       ------
Net Sales                                         $      --     $4,699,336
                                                  ===========   ==========

Earnings before provision for income taxes        $      --     $  147,219
Provision for income taxes                               --         59,000
                                                  -----------   ----------

Earnings from discontinued operations             $      --     $   88,219
                                                  ===========   ==========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
-------  -----------------------------------------------------------------------

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

(A)      Analysis of Results of Operations
         ---------------------------------

         The Company had a net loss from continuing operations of $49,870 for the nine months ended March 31, 2002, as compared to net income of $114,817 for the same period of 2001. For the three month period ended March 31, 2002, the Company had net earnings of $99,154 as compared to $54,657 for the same period of 2001. The Company is recovering from a slow first half of year which included transition costs associated with the opening of the new Thomas, Oklahoma plant as well as a slowdown in the economy felt throughout the United States.

         Sales from continuing operations decreased from $10,348,242 for the nine months ended March 31, 2001, compared to $9,008,805 for 2002. The decrease of $1,339,437 is attributable to a general slowdown in the economy during the first half of fiscal 2002 as well as the terrorist attacks of September 11, 2001. Sales decreased at all three locations. Sales at the W-W Manufacturing location decreased slightly from $5,909,367 to $5,763,973 for the same nine-month period of 2001 and 2002. Sales decreased at the Eagle plant from $2,707,247 for the nine months ended March 31, 2001 as compared to $2,074,018 for the same period of 2002. Sales at the Paul location decreased from $1,731,628 for the nine months ended March 31, 2001 to $1,170,814 for the same nine-month period in 2002. Sales throughout fiscal 2002 have shown continued improvement from $2,816,733 for the first quarter to $3,182,454 for the third quarter. The Company is attempting to limit the effect of the economic slowdown by continuing to analyze existing product improvements and new product introductions which have allowed the Company to gain acceptance with new customers and move into markets not normally serviced by the Company. The Company is presently involved in several projects, which includes special sales to expo centers, fairs and livestock shows. The Company anticipates a continual increase in sales during the fourth quarter of 2002.

         Gross margins from continuing operations increased for the nine months ended March 31, 2002 to 21.9% as compared to 19.3% in 2001. The increased margins are the result of labor, shipping and manufacturing efficiencies felt subsequent to closing the Dodge City, Kansas facility and the opening of the new Thomas, Oklahoma plant during April 2001. Management expects continued improvement with gross margins as the Company begins to feel the effects of the new Oklahoma plant. The Company continues to seek improvements through manufacturing system analysis as well as price adjustments. This continual fine-tuning and adjustment has allowed the Company to increase the gross margin percentage while experiencing a slowdown in sales.

         Selling expenses from continuing operations as a percentage of sales increased for the nine months ended March 31, 2002 from 7.3% in 2001 to 9.7% in 2002. Total dollars expended for selling expense increased $116,289 for the nine month period ended March 31, 2002. The increase reveals the Company's aggressive pursuit of new markets and expanding its distributor/dealer base. Through the balance of the fiscal year, management will continue to evaluate selling expense to find ways to keep costs in line as a percentage of sales, as we continue to grow markets and market share with new products.

         General and administrative expense from continuing operations increased for the nine months ended March 31, 2002 as a percentage of sales from 9.6% in 2001 as compared to 10.7% for the same period of 2002. Overall dollars spent on general and administrative expenses decreased $29,007 for the nine months ended March 31, 2002 as compared to the same period of 2001. The overall dollar decrease reflects the business structure changes that were completed during the third quarter of fiscal 2001. The Company will continue to find ways to lower general and administrative expense through the use of centralization, job realignment, and line-by-line expense reductions.

         Interest expense from continuing operations increased for the nine months ended March 31, 2002 to $260,984 from $197,287 for the same period of 2001. Interest expense from continuing operations for the three months ended March 31, 2002 decreased to $79,145 from $84,025 for the same three-month period of 2001. The year-to-date increase reflects heavy borrowings on the revolving lines to support the Titan split-off and manufacturing plant move as well as experiencing a slow down in sales due to economic conditions felt throughout the country. As profits and cash flow increase, the Company plans to reduce debt, thereby reducing overall interest expense.

(B)      Liquidity and Capital Resources
         ---------------------------------

         The Company has traditionally used a combination of cash generated from operations and its revolving credit facility to support operations and various growth initiatives. The Company generated funds from operations of $160,255 even though the Company realized a loss of $49,870. The Company uses cash in investing activities primarily for the purchase of new property and equipment. Cash purchases of property and equipment decreased from $254,495 for the nine months ended March 31, 2001 to $22,111 for the same period ended March 31, 2002. The Company had heavy purchases when providing equipment for the new Thomas, Oklahoma plant during the fiscal year ended June 30, 2001. Cash used in financing activities resulted in a decrease in borrowings of $191,330 for the nine months ended March 31, 2002. This compares to increased borrowing of $651,154 for the same period ended March 31, 2001. The Company used its revolving lines extensively during fiscal 2001 to fund the plant move and Titan split-off. As the Company moves into the final quarter of fiscal 2002, it anticipates that with continued sales growth along with the cost saving benefits associated with the new Thomas plant that borrowings will level off and remain consistent.

         Even though the United States economy is recovering from a state of recession and current worldwide conditions are uncertain, the Company feels that it will improve in both sales volume and operating earnings through the fourth quarter of fiscal 2002. The Company also believes that significant benefits will be realized because of the move to Thomas, Oklahoma through the remainder of fiscal 2002 and thereafter. With increased working capital and lines of credit, the Company feels it has an adequate supply of liquidity to meet its current obligations.

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

                                     W W CAPITAL CORPORATION
                                           (Registrant)

Dated: June 7, 2002                  By: /s/ Steve D. Zamzow
                                         ----------------------------------
                                     Steve D. Zamzow,  President  & CEO


Dated: June 7, 2002                  By: /s/ Mike Dick
                                         ----------------------------------
                                     Mike Dick, Controller