Form 10-K
period 2002-06-30
W W CAPITAL CORP
filed 2002-12-03
CIK 831253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

              Annual Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                     For the Fiscal year ended June 30, 2002

                          Commission File No.: 0-17757


                             W W CAPITAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Nevada                                               93-0967457
-------------------------------                             -------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation of organization)                             Identification No.)


3500 JFK Parkway, Suite 202
Ft. Collins, Colorado                                                80525
-------------------------------                                    ---------
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

                                                       (Continued on next page)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Company on November 15, 2002 (1,746,258 shares of common stock) was $17,463 (*) based on the average of the bid and asked prices ($0.010 per share) as quoted on the over the counter market.

The number of shares outstanding of each of the Company's sales of common stock, as of November 15, 2002 was:

                Common Stock, 2,008,164 Shares
                $.01 par value

*This value is not intended to make any representation as to the value or worth of the Company's shares of common stock. The number of shares held by non-affiliates of the Company has been calculated by subtracting shares held by controlling persons of the Company from the shares issued by the Company and outstanding.

Documents Incorporated by Reference:

The Registrant hereby incorporates herein by reference the following documents:

Part III

Item  9.  Directors and Executive Officers of the Registrant.

Item 10.  Executive Compensation.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

Item 12.  Certain Relationships and Related Transactions.

The foregoing are incorporated by reference from the Registrant's definitive Proxy Statement relating to its annual meeting of stockholders, which will be filed in an amendment within 120 days of June 30, 2002.

Item 13.  Exhibits:

1. Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended June 30, 1990.
2. Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991.
3. Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended June 30, 1991.
4. Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended June 30, 1992.
5. Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended June 30, 1993.
6. Incorporated by reference from the Registrant's definitive Proxy Statement filed in conjunction with the Registrants' Annual Meeting of Shareholders held January 5, 2001.

Forward-Looking Statements:
---------------------------

In addition to historical information, this Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic conditions, factors discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", and other factors, some of which will be outside the control of management. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should refer to and carefully review the information described in future documents the Company files with the Securities and Exchange Commission.

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

On March 21, 2000, W-W Manufacturing, a wholly owned subsidiary of the Company, acquired various assets and assumed various liabilities of the Adrian J. Paul Company, (renamed W-W Paul Scales) of Duncan, Oklahoma, out of bankruptcy. The transaction was accounted for as a purchase and, accordingly, the excess of the asset values acquired over the liabilities assumed were used first to reduce long term assets and the remainder was recorded as negative goodwill of $67,210. W-W Paul Scales operates as a subsidiary of W-W Manufacturing and is currently doing business in a 35,000 square foot facility leased under a two year agreement. The Company's primary functions are the manufacture of livestock scales.

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

(b)              Financial Information About Industry Segments
                 ---------------------------------------------

The continuing business of the Company is carried on within one segment by three operating units, each with its own organization. The management of each operating unit has responsibility for product development, manufacturing, marketing and for achieving a return on investment in accordance with the standards and budgets established by W W Capital. Overall supervision, coordination and financial control are maintained by the executive staff from the corporate headquarters located at 3500 JFK Parkway, Suite 202, Ft. Collins, Colorado. As of June 30, 2002, the Company and its segments had approximately 150 employees. The reader is referred to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and notes to the Company's financial statements for certain financial information regarding this segment.

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

With the acquisition of Adrian J. Paul Scales in March 2000 the Company entered the new market of livestock scales. These scales are used to weigh and track the development of various livestock. This market compliments the W-W line of equipment and can be sold by the existing W-W distributor/dealer network. Also the W-W line of products is being offered and sold by the distributors and dealers of theW-W Paul Scale Company. The Company is in the process of developing several new scales that will compliment and work interrelated with the W-W cattle line of chutes.

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

Competition
-----------

The Company encounters competition in varying degrees in both cattle handling and equine product lines. Competitors are primarily domestic producers of similar products. These companies compete in price, delivery schedules, quality, product performance, and other conditions of sales. During 2002 and 2001, management invested in new equipment, did extensive training, scheduled many live demonstrations, improved plant efficiencies, introduced new product improvements and new products, in order to maintain its competitive edge.

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

Dependence Upon a Single Customer
---------------------------------

Not Applicable

Dollar Amount of Backlog Orders
-------------------------------

Backlog in the livestock handling equipment group was $750,000 in 2002 as compared to $824,000 in 2001. This decrease from 2001 is due to depressed economic conditions and the extraordinary hot and dry summer. This is expected to improve as we move into the fall season.

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

Compliance with Environmental Controls
--------------------------------------

The Company has faced issues with the EPA regarding its paint systems located at various plants. The problems with the Dodge City, Kansas and temporary Thomas, Oklahoma plants were solved with the powder coat paint system that was installed in the new plant in Thomas, Oklahoma, which has passed all EPA requirements. In the Eagle plant located in Livingston, Tennessee, the Company was issued a temporary paint operating permit through December 31, 2001. By that time, the Company was to be in compliance with the VOC's and HAP's emitted due to the present flow coat paint system and to install a powder coat paint system. Over the past two years, management has worked with various paint suppliers to come up with a solution that solved the problem of emissions in the air thereby lowering the VOC's to an acceptable level and meet other governmental guidelines. Management has located the majority of the powder coat system to be installed and has placed a $175,000 refundable deposit on the system. Management has been in contact with the EPA offices and is presently negotiating an extension of its' current permit until the new powder coat system is installed. To the best of its knowledge, the Company believes that it is presently in substantial compliance with all other existing environmental laws.

Item 2.           Properties
-------           ----------

The Company's corporate headquarters is located at 3500 JFK Parkway, Suite 202, in Ft. Collins, Colorado, and is leased from an unrelated third party.

W-W Manufacturing is located at Route 1, Box 138, Hwy 54, Thomas, Oklahoma. This facility is leased from the City of Thomas Economic Development Authority for various monthly installments through June 2022. The facility is comprised of approximately 80,000 square feet located on 10 acres of land.

Eagle Enterprises is located at 175 Windle Community Road, Livingston, Tennessee. This facility is owned by the Company and has approximately 40,000 square feet located on 11.5 acres of land.

W-W Paul Scales is located at Highway 81 South, Duncan, Oklahoma. This facility is owned by the Company and has approximately 35,000 square feet located on 13.2 acres of land.

Item 3.           Legal Proceedings
-------           -----------------

The Company is attempting to recover, through legal action, an accounts receivable balance of approximately $268,500, plus accrued interest, from a single customer that is in default of credit terms. Management believes it is reasonably possible it will collect the balances due.

Item 4.           Submission of Matters to a Vote of Security Holders
-------           ---------------------------------------------------

No matters were submitted for a vote of security holders of the Company during the fourth quarter of the fiscal year ended June 30, 2002.

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matter
-------     --------------------------------------------------------------------

Market Information                       High Bid                    Low Bid
------------------                       --------                    -------
Quarter ended
-------------
September 30, 2000                        $0.500                     $0.080
December 31, 2000                          0.500                      0.070
March 31, 2001                             0.063                      0.063
June 30, 2001                              0.063                      0.063

September 30, 2001                        $0.010                     $0.010
December 31, 2001                          0.010                      0.010
March 31, 2002                             0.010                      0.010
June 30, 2002                              0.010                      0.010


The Company's common stock is listed on the over-the-counter market and trades under the symbol "WWCL".

Holders
-------

As of November 15, 2002 the Company had approximately 509 record holders of its common stock, not including some individuals holding shares in street name.

Dividends
---------

The Company did not pay dividends during 2002 or 2001 and does not intend to pay cash dividends in the foreseeable future. The management of the Company intends, for the present, to retain all available funds for the development of its business. Additionally, certain of the Company's loan covenants prohibit the paying of dividends.

Item 6.           Selected Financial Data
-------           -----------------------

                                                             Year ended June 30
--------------------------------------------------------------------------------------------------------------------------------
     SUMMARY OF OPERATIONS (A)
     -------------------------
                                         2002                2001                2000                  1999               1998
                                         ----                ----                ----                  ----               ----
     Net Sales                        12,652,044          13,092,869          12,210,587           9,108,446          8,988,176
     Gross Profit Margin               2,920,538           2,278,452           2,492,566           1,774,109          1,711,749
     Operating Earnings (Loss)           243,481            (95,939)             456,463             164,026            157,055
     Interest Expense                    338,248             296,265             171,124             164,755            195,616
     Operating Expense                 2,677,057           2,374,391           2,036,103           1,610,083          1,554,694
     Earnings(Loss)
       From Continuing Operations         54,464           (247,455)             271,600              46,925              4,655
     Net Earnings (Loss)                  54,464           (174,136)             338,777             104,808             87,420

     PER SHARE DATA
     --------------
     Earnings(Loss)
     From Continuing Operations              .03               (.05)                 .05                 .01                .02
     Dividends
       per Common Share                      .00                .00                  .00                 .00                .00
     Weighted Average
       Shares Outstanding              2,008,164           3,725,881           5,420,397           5,420,397          5,520,397

     FINANCIAL CONDITION
     -------------------
     Total Assets                      6,435,564           6,322,810           6,651,737           5,781,655          5,606,381
     Fixed Assets (Net)                2,155,188           2,351,435           1,089,280           1,174,409          1,268,605
     Long-Term Debt                    4,186,666           4,087,665           1,521,418           1,606,879          1,117,818
     Stockholders Equity                   5,150            (49,314)           2,953,995           2,615,218          2,510,410
     Working Capital  (B)              2,003,747           1,676,546           1,627,455           1,174,058            481,657
     Current Ratio   (C)                    2.00                1.80                1.80                1.75               1.24

A.       This summary has been restated to reflect proper accounting treatment for the discontinued operations regarding the sale of
         Titan Industries, Inc. during the year ended 2001.

B.       The year ended 1998 reflects a reclassification of debt from short-term to long-term due to the renewal of its bank lines for longer than one year.

C.       Percent of current assets to current liabilities.

Item 7.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations
-------         ---------------------------------------------------------------

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

                                                     2002                       2001                      2000
                                                     ----                       ----                      ----
Total revenues                            $ 12,652,044      100.0%  $ 13,092,869      100.0%  $ 12,210,587      100.0%
Cost of revenues                             9,731,506       76.9     10,814,417       82.6      9,718,021       79.6
                                          ------------      -----   ------------      -----   ------------      -----
Gross profit                                 2,920,538       23.1      2,278,452       17.4      2,492,566       20.4

Selling, general, and administrative
   expense                                   2,677,057       21.2      2,374,391       18.1      2,036,103       16.7
                                          ------------      -----   ------------      -----   ------------      -----
Operating earnings (loss)                      243,481        1.9        (95,939)      (0.7)       456,463        3.7
Other income (expense)                         174,631        1.3        103,206        0.8         36,261        0.3
Interest expense                              (338,248)      (2.6)      (296,265)      (2.3)      (171,124)      (1.4)
                                          ------------      -----   ------------      -----   ------------      -----
Earnings (loss) before income taxes             79,864        0.6       (288,998)      (2.2)       321,600        2.6
Income taxes from continuing
  operations                                   (25,400)      (0.2)        41,543        0.3        (50,000)      (0.4)
                                          ------------      -----   ------------      -----   ------------      -----
Net earnings (loss) from continuing
  operations                                    54,464        0.4       (247,455)      (1.9)       271,600        2.2

Net earnings of discontinued operations           --          0.0         73,319        0.6         67,177        0.6
                                          ------------      -----   ------------      -----   ------------      -----
Net earnings (loss)                       $     54,464        0.4%  $   (174,136)      (1.3)% $    338,777        2.8%
                                          ============      =====   ============      =====   ============      =====

Depreciation and amortization             $    258,974        2.0%  $    221,491        1.7%  $    188,472        1.5%
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

As a result of the sale of Titan, the accompanying financial statements have been restated for the years presented to reflect proper accounting treatment for discontinued operations. The reader should be aware that the management discussion and analysis for all years presented have been restated to include only discussion of the livestock equipment segment. Sales in the water and environmental product segment, disposed of during 2001, were $4,699,336 for the six month period ended December 31, 2000 and $9,053,166 for the year ended June 30, 2000. Gross margins as a percentage of sales decreased during the six month period ended December 31, 2000 to 14.3% as compared to 17.2% in fiscal 2000. Total selling expenses as a percentage of sales decreased from 6.1% for fiscal 2000 to 4.8% for the six month period ended December 31, 2000. General and administration expense as a percentage of sales also dropped from 7.6% at fiscal 2000 to 6.5% for the six month period ended December 31, 2000. Total interest expense for the six month period ended December 31, 2000 was $80,659 and $145,481 for fiscal 2000.

Fiscal Year Ended June 30, 2002 Compared to Fiscal Year Ended June 30, 2001.

The Company had net earnings of $54,464 for the year ended June 30, 2002 as compared to a net loss of $174,136 for the year ended June 30, 2001. This increase in net earnings of $228,600 reflects the Company's recovery from transition costs associated with the opening of the new Thomas, Oklahoma plant, expenses related to the sale of Titan Industries as well as a general slowdown in the economy felt throughout the United States during 2001and the first six months of fiscal 2002. Even though sales were down slightly, overall production efficiencies were felt with the opening of the new Thomas plant. It is believed that as operations stabilize at the new plant, that production efficiencies will also continue to improve during fiscal 2003.

Sales decreased from $13,092,869 for the fiscal year ended June 30, 2001 to $12,652,044 for the fiscal year ended June 30, 2002. This decrease of $440,825, or 3.4%, was primarily due to a sluggish economic environment experienced during the first six months of the year, the effects of the September 11, 2001 tragedy as well as very dry weather conditions felt throughout the Western and Southern regions of the United States.

Sales at the W-W Manufacturing location in Thomas, Oklahoma increased $454,166, from $7,623,492 in fiscal 2001 to $8,077,658 for the fiscal year ended June 30, 2002. Sales at the Livingston, Tennessee location decreased $445,722, from $3,448,948 in fiscal 2001 to $3,003,256 for the fiscal year ended June 30, 2002. The increase in sales at the Thomas location and related decrease in sales at the Livingston location are primarily due to transferring sales to Thomas because of the demand from our distributor/dealer network for a powder coat paint finish only offered at the Thomas location at this time. The Company is continuing its effort to remodel and update the Livingston location in order to house their own powder coat paint system. Sales at the W-W Paul location in Duncan, Oklahoma decreased $449,298 from $2,020,427 for the fiscal year ended June 30, 2001 to $1,571,130 for the fiscal year ended June 30, 2002. Because of the sluggish economy and hot/dry conditions in the South, in addition to the manufacturing of livestock scales and hydraulic chutes, the Duncan location was also used as a support to the Thomas plant by manufacturing certain parts and equipment, then shipping to Thomas for painting. This allowed the Duncan plant to reduce production down time as well as to keep any potential layoffs to a minimum. The Company is planning promotions and specials in an effort to maintain or improve sales levels through the new year. The Company continues to introduce new additions to the product line, along with analyzing improvements to existing products, which will help increase sales due to exposure in related markets.

Gross margins increased from 17.4% in fiscal 2001 to 23.1% in fiscal 2002. This increase of 5.7% is due to several factors with the primary factor being decreased labor and manufacturing costs associated with running two plants while moving the largest plant from Dodge City, Kansas to Thomas, Oklahoma during 2001. The entire moving process took approximately four months to complete. Another factor contributing to the increase in gross margins are the result of labor, shipping and manufacturing efficiencies realized at the new plant during the last six months of the fiscal year. Management anticipates keeping gross margins in line as the Company begins to feel the effects of the new plant. The Company continues to seek improvements through manufacturing system analysis as well as price adjustments.

Selling expense as a percentage of sales increased from 7.8% in fiscal 2001 to 9.1% in fiscal 2002. Total dollars expended for selling expense increased $129,435 for the year. This increase reveals the Company's aggressive pursuit of new markets and expanding its distributor/dealer base. Additionally, the increase is attributable to higher costs related to traveling expenses by salesmen and expanded exposure to new trade shows not attended by the Company in prior years. With the completion of the new Thomas plant and purchase of a powder coat paint system, the Company feels it can expand into markets not previously covered. Management continues to evaluate selling expense to seek ways of keeping costs in line as a percentage of sales.

General and administrative expenses increased as a percentage of sales from 10.3% in fiscal 2001 to 12.1% for the fiscal year ended June 30, 2002. This increase is a result of a write down of the accounts receivable balance of one large account that is in default of credit terms. Management is continuing collection efforts and believes it is reasonably possible it will collect the balance due. Overall dollars spent for general and administrative cost, not including bad debt write downs, decreased $104,885 for the fiscal year ended June 30, 2002 as compared to fiscal 2001 which was primarily due to legal expenses related to the Titan spin off during fiscal 2001. The Company continues to look for ways to lower general and administrative expense through centralization, job realignment, and line-by-line expense reductions.

Interest expense increased in fiscal 2002 to $338,248 as compared to $296,265 in 2001. This increase is due to higher borrowings on the Company's' revolving line of credit to support the Titan split-off, the manufacturing plant move and the slow down in sales due to current economic conditions felt throughout the country. As profits and cash flow increase, the Company plans to reduce debt, thereby reducing overall interest expense.

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

Sales at the W-W Manufacturing location in Thomas, Oklahoma, which includes sales at the Dodge City, Kansas location that was moved during a four month process of February through May of 2001 to Thomas, decreased from $8,384,438 in fiscal 2000 to $7,727,463 for the fiscal year ended June 30, 2001. This decrease of $656,975 was primarily due to production down time during the move and sluggish economic conditions experienced during the last quarter of the fiscal year. Sales at the Livingston, Tennessee location declined slightly from $3,604,068 in fiscal 2000 to $3,448,948 for the fiscal year ended June 30, 2001. The decrease of $155,120 was due to slow sales during late spring into early summer. Despite the sluggish economy, the Company planned promotions and specials in an effort to maintain or improve sales levels through the fall and winter selling season. The Company introduced new additions to the product line along with product improvements throughout 2002. Also, management entered into a marketing agreement to sell related products not presently produced by the Company to enhance its equine product line. The Company believes the addition of these outside products will help increase sales of its own products due to increased exposure in related markets. With the completion of the new plant in Thomas, Oklahoma the Company now has a production facility that will add significant production capacity therefore allowing for an aggressive marketing plan to be put in place.

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

Selling expense as a percentage of sales remained relatively constant in fiscal 2001 at 7.8% as compared to 7.9% in the same period of fiscal 2000. The Company continued its aggressive marketing approach directed at developing new distributors/dealers in areas not previously covered. With the new plant and powder coat paint system, the Company has a competitive advantage with a superior product and feels it can attack new markets that it could not in previous years.

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

Liquidity and Capital Resources:

The Company's principal sources of liquidity are from working capital, internally generated funds and borrowing under its various credit facilities. The Company believes that these sources are sufficient to fund the current requirements of working capital, capital expenditures and other financial commitments. The Company has in place a revolving debt facility that could provide up to $2,200,000. The Company's working capital improved for the year ended June 30, 2002 to $2,003,747 as compared to $1,676,546 for June 30, 2001.

The Company consumed funds from operations of $88,724 primarily caused by an increase in net accounts receivable balances. The provision for loss on the write off of accounts receivables amounted to $306,328 in fiscal 2002 as compared to $28,212 for the year ended June 30, 2001. This increase is due to the write down of a large account that is in default of credit terms. The Company is vigorously trying to collect this receivable and believes it is reasonably possible that it will succeed.

The Company used cash in investing activities for the purchase and replacement of property and equipment. Cash used in investing activities decreased to $37,124 for the year ended June 30, 2002 compared to $105,364 for the same period of 2001. Cash purchases for property and equipment decreased $136,928 from $179,306 in 2001 to $42,378 in 2002. This decrease reflects the significant amounts invested in property and equipment during the move into the new plant in Thomas, Oklahoma in 2001.

Net cash provided from financing activities resulted in a net increase in borrowing on its revolving credit line of $150,882. This increase was necessary to fund the Titan split-off, the manufacturing plant move and the slow down in sales due to current economic conditions felt throughout the country. As the Company moves into fiscal 2003 it anticipates that borrowing under its revolving line will decrease as operations at the new production plant in Oklahoma become more efficient and overall cash flow improves.

The Company amended its three-year loan arrangement with its principal lender, Wells Fargo Business Credit, during the year, increasing its upper borrowing limits in case it was needed to supply the present and future growth of the Company. Terms and conditions of the agreement were not altered significantly from the original term agreement, therefore providing adequate lines to meet current and future needs. Another of the Company's lending institutions, Gold Bank of Weatherford, Oklahoma, agreed to refinance existing debt into a new loan on equipment in Duncan, Oklahoma and to loan on certain rental real estate purchased in Thomas, Oklahoma. All other banking and credit agreements were satisfactorily maintained throughout fiscal 2002.

Even with the weakened economic climate and the tragedy of September 11, 2001, the Company has been able to maintain sales at reasonable levels. Gross margins may be weakened due to increased promotional costs and discount incentives used to maintain sales levels. Despite these facts, the Company does anticipate continued profitable operations during fiscal 2003.


Item 7A.          Quantitative and Qualitative Disclosures About Market Risk
--------          ----------------------------------------------------------

The Company is exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow, assuming other factors are held constant. At June 30, 2002, the Company had variable rate notes payable of approximately $2,643,000. Holding other variables constant, the pre-tax earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates would be approximately $26,000.

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


                             W W CAPITAL CORPORATION
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                           PAGE
                                                                           ----

Financial Statements:

Independent Auditors' Report            .   .    .   .    .   .   .    .    F-1

Consolidated Balance Sheets as of June 30, 2002 and
June 30, 2001.    .   .    .   .    .   .   .    .   .    .   .   .    .    F-2

Consolidated Statements of Operations for the years
ended June 30, 2002, 2001 and 2000      .   .    .   .    .   .   .    .    F-4

Consolidated Statements of Stockholders' Equity for
the years ended June 30, 2002, 2001 and 2000     .   .    .   .   .    .    F-6

Consolidated Statements of Cash Flows for the years ended
June 30, 2002, 2001 and 2000   .    .   .   .    .   .    .   .   .    .    F-7

Notes to Consolidated Financial Statements       .   .    .   .   .    .    F-9


Financial Statement Schedules:

Independent Auditors' Report   .    .   .   .    .   .    .   .   .    .    S-1

I - Condensed Financial Information of Registrant    .    .   .   .    .    S-2

II - Valuation and Qualifying Accounts      .    .   .    .   .   .    .    S-7


All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

Independent Auditor's Report
----------------------------

Board of Directors and Stockholders
W W Capital Corporation
Fort Collins, Colorado

         We have audited the accompanying consolidated balance sheets of W W Capital Corporation and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of W W Capital Corporation and subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.



                                 BROCK AND COMPANY, CPAs, P.C.


Fort Collins, Colorado
October 21, 2002

W W CAPITAL CORPORATION

Consolidated Balance Sheets
=======================================================================================

June 30                                                              2002       2001
---------------------------------------------------------------------------------------
ASSETS

Current Assets
    Cash                                                        $  137,948   $  216,473
    Accounts receivable, trade, net of allowance for doubtful
       accounts of $275,000 in 2002 and $35,000 in 2001          1,729,161    1,547,584
    Accounts receivable, other                                     162,703       67,975
    Inventories                                                  1,790,304    1,729,322
    Prepaid expenses                                                35,632       50,168
    Current portion of notes receivable, related parties               603          554
    Deferred income tax asset                                      149,500      150,100
                                                                ----------   ----------
              Total current assets                               4,005,851    3,762,176
                                                                ----------   ----------

Property and Equipment, net of accumulated
    depreciation of $2,135,406 in 2002 and
    $1,927,259 in 2001                                           2,155,188    2,351,435
                                                                ----------   ----------

Other Assets
    Long-term notes receivable, related parties,
       net of current portion                                       20,470       21,073
    Loan acquisition costs, net of accumulated amortization
       of $3,075 in 2002 and $43,574 in 2001                        37,925        6,139
    Equipment deposits                                             175,000      175,000
    Other assets                                                    41,130        6,987
                                                                ----------   ----------
              Total other assets                                   274,525      209,199
                                                                ----------   ----------

              Total assets                                      $6,435,564   $6,322,810
                                                                ==========   ==========

               The accompanying Notes are an integral part of the
                       consolidated financial statements

W W CAPITAL CORPORATION

Consolidated Balance Sheets (continued)
================================================================================================

June 30                                                                   2002           2001
------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
    Accounts payable                                                 $ 1,373,803    $ 1,423,041
    Accrued payroll and related taxes                                    198,887        177,474
    Accrued property taxes                                                10,400         15,950
    Accrued interest payable                                              80,106         62,361
    Other current liabilities                                             24,908        121,804
    Current portion of notes payable                                     239,000        220,000
    Current portion of capital lease obligation                           75,000         65,000
                                                                     -----------    -----------
              Total current liabilities                                2,002,104      2,085,630
                                                                     -----------    -----------

Long-Term Liabilities
    Long-term notes payable, net of current portion                    2,966,693      2,806,268
    Long-term capital lease obligations, net of current portion        1,219,973      1,281,397
    Deferred income tax liability                                        179,900        155,100
    Negative goodwill, net of accumulated amortization of
       $5,466 in 2002 and $3,124 in 2001                                  61,744         43,729
                                                                     -----------    -----------
              Net long-term liabilities                                4,428,310      4,286,494
                                                                     -----------    -----------

              Total liabilities                                        6,430,414      6,372,124
                                                                     -----------    -----------

Commitments and Contingency                                                 --             --

Stockholders' Equity (Deficit)
    Preferred stock, $10.00 par value,
       400,000 shares authorized                                            --             --
    Common stock, $0.01 par value, 15,000,000 shares
       authorized, 5,553,827 shares issued in 2002 and 2001               55,538         55,538
    Capital in excess of par value                                     3,305,533      3,305,533
    Accumulated deficit                                                 (476,806)      (531,270)
                                                                     -----------    -----------
                                                                       2,884,265      2,829,801
    Less 3,545,663 shares of treasury stock at June 30, 2002
        and 2001, at cost                                             (2,879,115)    (2,879,115)
                                                                     -----------    -----------
              Net stockholders' equity (deficit)                           5,150        (49,314)
                                                                     -----------    -----------

              Total liabilities and stockholders' equity (deficit)   $ 6,435,564    $ 6,322,810
                                                                     ===========    ===========


               The accompanying Notes are an integral part of the
                       consolidated financial statements

W W CAPITAL CORPORATION

Consolidated Statements of Operations
================================================================================================

Years ended June 30                                      2002            2001            2000
------------------------------------------------------------------------------------------------
Net Sales                                           $ 12,652,044    $ 13,092,869    $ 12,210,587
Cost of Goods Sold                                     9,731,506      10,814,417       9,718,021
                                                    ------------    ------------    ------------
              Gross profit                             2,920,538       2,278,452       2,492,566
                                                    ------------    ------------    ------------

Operating Expenses
    Selling expenses                                   1,152,475       1,023,040         963,904
    General and administrative expenses                1,524,582       1,351,351       1,072,199
                                                    ------------    ------------    ------------
              Total operating expenses                 2,677,057       2,374,391       2,036,103
                                                    ------------    ------------    ------------

Income (Loss) From Operations                            243,481         (95,939)        456,463
                                                    ------------    ------------    ------------

Other Income (Expense)
    Interest income                                        7,569          35,060          19,903
    Interest expense                                    (338,248)       (296,265)       (171,124)
    Gain on property and equipment                         4,700          45,438           1,144
    Other income, net                                    162,362          22,708          15,214
                                                    ------------    ------------    ------------
              Net other income (expense)                (163,617)       (193,059)       (134,863)
                                                    ------------    ------------    ------------

Earnings (Loss) Before Income Taxes                       79,864        (288,998)        321,600

Income Tax Benefit (Expense) From
    Continuing Operations                                (25,400)         41,543         (50,000)
                                                    ------------    ------------    ------------

              Earnings (loss) from continuing
                  operations                              54,464        (247,455)        271,600
                                                    ------------    ------------    ------------

Discontinued Operations
    Earnings from operations of Titan
       Industries disposed of (net of income
       taxes of $59,000 at June 30,
       2001 and $12,000 at June 30, 2000)                   --            88,219          67,177
    Loss on disposal of Titan Industries                    --           (14,900)           --
                                                    ------------    ------------    ------------
              Earnings of discontinued operations           --            73,319          67,177
                                                    ------------    ------------    ------------

              Net earnings (loss)                   $     54,464    $   (174,136)   $    338,777
                                                    ============    ============    ============

               The accompanying Notes are an integral part of the
                       consolidated financial statements

W W CAPITAL CORPORATION

Consolidated Statements of Operations (continued)
=========================================================================================================

Years ended June 30                                           2002              2001               2000
---------------------------------------------------------------------------------------------------------
Earnings Per Common Share
    Basic
       Earnings (loss) from continuing operations       $       0.03    $       (0.05)       $       0.05
       Earnings from discontinued operations                    0.00             0.02                0.01
       Loss on disposal of Titan Industries                     0.00            (0.02)               0.00
                                                        ------------    -------------        ------------

       Net earnings (loss)                              $       0.03    $       (0.05)       $       0.06
                                                        ============    =============        ============

       Weighted average number of
          common shares outstanding                        2,008,164        3,725,881           5,420,397

    Diluted
       Earnings (loss) from continuing operations       $       0.03    $       (0.05)       $       0.05
       Earnings from discontinued operations                    0.00             0.02                0.01
       Loss on disposal of Titan Industries                     0.00            (0.02)               0.00
                                                        ------------    -------------        ------------

       Net earnings (loss)                              $       0.03    $       (0.05)       $       0.06
                                                        ============    =============        ============

       Weighted average number of
          common shares outstanding                        2,008,164        3,725,881           5,420,397

               The accompanying Notes are an integral part of the
                       consolidated financial statements

W W CAPITAL CORPORATION

Consolidated Statements of Stockholders' Equity
===================================================================================================================================

Years ended June 30, 2002, 2001 and 2000
-----------------------------------------------------------------------------------------------------------------------------------
                                        Common Stock                                             Treasury Stock
                                    -----------------------     Capital                   --------------------------       Total
                                    Number of       Par       In Excess    Accumulated     Number of                   Stockholders'
                                      Shares       Value     of Par Value    Deficit         Shares        Cost           Equity
                                   -----------   ---------   -----------   -----------    -----------    -----------    -----------
Balance, July 1, 1999                5,540,661   $  55,406   $ 3,304,629   $  (695,911)      (120,264)   $   (48,906)   $ 2,615,218

Net earnings for year ended
    June 30, 2000                         --          --            --         338,777           --             --          338,777
                                   -----------   ---------   -----------   -----------    -----------    -----------    -----------

Balance, June 30, 2000               5,540,661      55,406     3,304,629      (357,134)      (120,264)       (48,906)     2,953,995

Exercise of stock options               13,166         132           904          --             --             --            1,036

Treasury stock redeemed in sale of
    Titan Industries, Inc.                --          --            --            --       (3,390,399)    (2,812,709)    (2,812,709)

Treasury stock redeemed in sale
    of inventory                          --          --            --            --          (35,000)       (17,500)       (17,500)

Net loss for year ended
    June 30, 2001                         --          --            --        (174,136)          --             --         (174,136)
                                   -----------   ---------   -----------   -----------    -----------    -----------    -----------
Balance, June 30, 2001               5,553,827      55,538     3,305,533      (531,270)    (3,545,663)    (2,879,115)       (49,314)

Net earnings for year ended
    June 30, 2002                         --          --            --          54,464           --             --           54,464
                                   -----------   ---------   -----------   -----------    -----------    -----------    -----------

Balance, June 30, 2002               5,553,827   $  55,538   $ 3,305,533   $  (476,806)    (3,545,663)   $(2,879,115)   $     5,150
                                   ===========   =========   ===========   ===========    ===========    ===========    ===========

               The accompanying Notes are an integral part of the
                       consolidated financial statements

W W CAPITAL CORPORATION

Consolidated Statements of Cash Flows
=========================================================================================================

Years ended June 30                                                2002            2001           2000
---------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
    Net earnings (loss)                                     $     54,464    $   (174,136)   $    338,777
    Adjustments to reconcile net earnings (loss)
      to net cash provided (used) by operating activities
        Earnings from discontinued operations                       --           (43,511)        (67,177)
        Depreciation                                             249,760         203,059         170,040
        Amortization                                               9,214          18,432          18,432
        Gain on dispositions of property
           and equipment                                          (4,700)        (45,438)         (1,144)
        Provision for loss on accounts and
           notes receivable                                      306,328          28,212         193,090
        Amortization of negative goodwill                         (2,343)         (2,343)           (781)
        Write down of inventory to net realizable value           15,469          52,826          97,418
    Net changes in assets and liabilities
        Accounts receivable                                     (487,905)       (201,153)       (402,489)
        Inventories                                              (76,451)        (16,340)       (148,083)
        Other current and non-current assets                     (85,192)        (82,704)          5,133
        Accounts payable, accrued expenses and
          other current liabilities                              (67,368)        206,757        (101,795)
                                                            ------------    ------------    ------------
              Net cash provided (used) by operating
                  activities                                     (88,724)        (56,339)        101,421
                                                            ------------    ------------    ------------

Cash Flows From Investing Activities
    Proceeds from sale of property and equipment                   4,700          73,435          93,519
    Purchases of property and equipment                          (42,378)       (179,306)       (157,593)
    Proceeds from stockholders' notes receivable                     554             507             466
    Cash acquired in acquisition of subsidiary                      --              --            14,988
                                                            ------------    ------------    ------------
              Net cash used in investing activities              (37,124)       (105,364)        (48,620)
                                                            ------------    ------------    ------------


Cash Flows From Financing Activities
    Borrowings on notes payable                               12,168,450      11,966,434      10,955,779
    Payments on notes payable                                (12,017,568)    (11,700,110)    (10,846,664)
    Payments on capital leases                                   (62,559)        (37,982)        (18,270)
    Payment of loan acquisition costs                            (41,000)           --              --
    Proceeds from the exercise of stock options                     --             1,036            --
    Repurchase of common stock                                      --          (165,100)           --
                                                            ------------    ------------    ------------
              Net cash provided by financing activities           47,323          64,278          90,845
                                                            ------------    ------------    ------------

Net Increase (Decrease) in Cash                                  (78,525)        (97,425)        143,646
                                                            ------------    ------------    ------------

               The accompanying Notes are an integral part of the
                       consolidated financial statements

W W CAPITAL CORPORATION

Consolidated Statements of Cash Flows (continued)
================================================================================================

Years ended June 30                                         2002           2001          2000
------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                       $   (78,525)   $   (97,425)   $   143,646


Cash, Beginning of year                                   216,473        313,898        170,252
                                                      -----------    -----------    -----------


Cash, End of year                                     $   137,948    $   216,473    $   313,898
                                                      ===========    ===========    ===========


Supplemental Information

    Cash paid during the year for interest            $   320,502    $   248,084    $   167,096

    Cash paid during the year for income taxes        $     5,835    $    50,677    $      --

    Installment loans and capital leases to acquire
      property  and equipment                         $    11,135    $ 1,313,904    $    19,693

    Installment loan to acquire residential
      rental property                                 $    28,542    $      --      $      --

    Liabilities assumed to acquire subsidiary         $      --      $      --      $   383,990

    Installment loans used for deposits on purchase
      of property and equipment                       $      --      $   175,000    $      --

    Installment loans used for the repurchase
      of common stock                                 $      --      $   750,000    $      --

    Treasury stock acquired in sale of inventory      $      --      $    17,500    $      --

               The accompanying Notes are an integral part of the
                       consolidated financial statements

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2002
================================================================================
Note 1 - Summary of Significant Accounting Policies

               Nature of Operations. W W Capital Corporation and its wholly-owned subsidiaries (the Company) principally engage in the manufacture, distribution and sale of a wide range of livestock confinement and handling equipment, and in the processing, purchasing and distributing of water and environmental products.

               Basis of Presentation. The accompanying consolidated financial statements include the accounts of W W Capital Corporation and all of its wholly-owned subsidiaries, W-W Manufacturing Co., Inc. (W-W Manufacturing) and Titan Industries, Inc. (Titan). W-W Manufacturing Co. acquired WW Paul Scales on March 21, 2000. The accounts of WW Paul Scales, since its acquisition, are included in the consolidated financial statements. In January 2001, the Company sold its water and environmental product segment, Titan Industries, Inc. The Company's consolidated financial statements have been restated to reflect the segment as a discontinued operation for all periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2002
================================================================================

Note 1 - Summary of Significant Accounting Policies (continued)

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

               In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." SFAS No. 141 requires that unamortized negative goodwill arising from a business combination, for which the acquisition date was before July 1, 2001, shall be written off and recognized as a change in accounting principle. The change in accounting principle will be recognized on July 1, 2002 with an increase in income of $61,744.

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

               Revenue Recognition. The Company recognizes revenue in the period the product is shipped and title is transferred to the customer. Shipping and handling charges are included in net sales and the relate costs are included in cost of goods sold.

               Advertising. The Company expenses the cost of advertising the first time the advertising takes place. Advertising expense for the years ended June 30, 2002, 2001 and 2000 was $145,639, $137,045 and
          $85,795, respectively.

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

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2002
================================================================================

Note 2 - Related Party Transactions

               Receivables. Notes receivable from stockholders and all affiliated entities consisted of the following at June 30:

                                                                                           2002             2001
                                                                                        ----------       ----------
                  Note receivable from a partnership owned by certain of the
         Company's stockholders bears interest at 9%. The note provides for annual installments of $2,500 through 2017 and for collateral
         consisting of shares of the Company's common stock owned by the partners.        $21,073           $21,627

                           Less current portion                                              (603)             (554)
                                                                                          -------           -------
                                                                                          $20,470           $21,073
                                                                                          =======           =======

                  During the years ended June 30, 2002, 2001 and 2000, the Company recorded interest income of $1,897, $1,946 and $1,993 for the notes receivable from related parties.

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

                  The Company has entered into the transactions with related parties as disclosed above during the three-year period ended June 30, 2002. The Company has not attempted to determine whether any or all of such transactions have been consummated on terms equivalent to those that would have prevailed in arm's length transactions.


Note 3 - Inventories

                  Inventories consisted of the following at June 30:
                                                     2002              2001
                                                -------------     --------------
                     Raw materials              $   528,110       $   658,943
                     Work-in-process                418,334           436,237
                     Finished goods                 843,860           634,142
                                                -----------       -----------
                                                $ 1,790,304       $ 1,729,322
                                                ===========       ===========

                  During the fourth quarter of 2002, 2001 and 2000, the Company evaluated its inventories for impairment. The inventory value was written down by $15,469, $52,826 and $97,418, respectively, to estimate net realizable value of impaired items. The write down is recorded in cost of goods sold. It is reasonably possible that estimates of net realizable value may change in the near term.

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2002
================================================================================

Note 4 - Property and Equipment

                  Property and equipment consisted of the following at June 30:
                                                                                         2002              2001
                                                                                     ------------      ------------
                        Land and improvements                                         $   102,622      $    102,622
                        Building and improvements                                       1,844,031         1,844,031
                        Leasehold improvements                                             89,372            76,510
                        Machinery and equipment                                         1,512,123         1,493,411
                        Automobiles and trucks                                            417,770           448,402
                        Office equipment                                                  324,676           313,718
                                                                                      -----------      ------------
                                                                                        4,290,594         4,278,694
                        Less accumulated depreciation and amortization                 (2,135,406)       (1,927,259)
                                                                                      -----------      ------------
                                                                                      $ 2,155,188      $  2,351,435
                                                                                      ===========      ============

Note 5 - Discontinued Operation

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

                  The results of the discontinued operation is as follows:

                                                                    For the period
                                                                     from July 1,       For the
                                                                    2000 through      year ended
                                                                    December 31,        June 30,
                                                                        2000              2000
                                                                    --------------  ------------------
                  Net Sales                                          $ 4,699,336      $  9,053,166
                                                                      ==========      ============

                  Earnings before provision for income taxes         $   147,219      $     79,177
                  Provision for income taxes                             (59,000)          (12,000)
                  Loss on disposal of Titan Industries                   (14,900)              -
                                                                     ------------     -------------
                  Earnings from discontinued operation               $     73,319     $      67,177
                                                                     ============     =============

                  During January 2001, the Company borrowed $750,000 under a loan agreement with an affiliated investment group. The loan proceeds were used to partially fund the capital contribution to Titan Industries, Inc. The loan is collateralized by 2,448,000 shares of the Company's treasury stock.

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2002
================================================================================

Note 6 - Employee Benefit Plans

               401(k) Plan. The Company has a 401(k) Saving Plan, whereby eligible employees, who have one half year of service and are age 21 or older, may contribute up to 20% of their salary up to a maximum as allowed by the Internal Revenue Code. The Company may make discretionary matching contributions on the first 4% of employee contributions vesting at 25% per year after three years of service. During the years ended June 30, 2002, 2001, and 2000, the Company made $25,430, $11,877 and $7,289 in discretionary contributions to the Plan.

               Stock Options. The Company has an Incentive Stock Option Plan. Under this Plan, the Board of Directors or its designated committee is authorized to grant officers and key employees options to purchase up to 950,000 shares of the Company's common stock. At June 30, 2002, options to purchase 773,500 shares of common stock are available to be granted by the Company under the plan. These options have a three-year vesting period.

               Additionally, the Company has a non-qualified stock option plan for the outside directors of the Company. Under this plan, the incentive stock option plan committee is authorized to grant outside directors options to purchase up to 400,000 shares of the Company's common stock. The Company granted options to purchase up to 153,334 shares at option prices ranging from $0.063 to $2.50 per share of which 122,668 are outstanding as of June 30, 2002. Options to purchase 10,000 and 3,166 shares of common stock for $0.0625 and $0.13 per share were exercised during 2001. These options vest immediately and expire ten years after issuance.

                                                            Number of         Weighted Average
                                                              Shares           Exercise Price
                                                            ---------         ----------------
Outstanding, July 1, 1999 (all vested)                      400,168              $0.8600

         Granted                                             30,000               0.0625
         Exercised                                             --                   --
         Cancelled                                             --                   --
                                                           --------              -------

Outstanding, June 30, 2000 (all vested)                     430,168               0.8000

         Granted                                             10,000               0.0625
         Exercised                                          (13,166)              0.0800
         Cancelled                                         (110,334)              0.7900
                                                           --------              -------

Outstanding, June 30, 2001 (all vested)                     316,668               0.8100

         Granted                                               --                   --
         Exercised                                             --                   --
         Cancelled                                          (17,500)              2.5000
                                                           --------              -------

         Outstanding, June 30, 2002 (all vested)            299,168              $0.7200
                                                           ========              =======

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2002
================================================================================

Note 6 - Employee Benefit Plans (continued)

                                                 Options Outstanding                         Vested Options
                                 --------------------------------------------------    -----------------------------

                                                     Weighted
                                                     Average           Weighted                         Weighted
                                                     Remaining         Average                           Average
                  Exercise          Number           Contractual       Exercise         Number          Exercise
                    Prices       Outstanding         Life (Years)         Price          Vested            Price
                  ----------     -----------         ------------      ------------     --------        ------------
                   $1.5000           50,000             0.7              $1.5000           50,000         $1.5000
                    0.8125           16,001             1.0               0.8125           16,001          0.8125
                    0.7500          143,167             1.9               0.7500          143,167          0.7500
                    0.5625           20,000             3.0               0.5625           20,000          0.5625
                    0.3000           10,000             6.0               0.3000           10,000          0.3000
                    0.1300           10,000             5.0               0.1300           10,000          0.1300
                    0.0625           50,000             5.9               0.0625           50,000          0.0625
                                   --------            ----             --------         --------        --------
                                    299,168             2.6              $0.7200          299,168         $0.7200
                                    =======            ====              =======          =======         =======

Note 7 - Long-Term Debt

                  Long-term debt consists of the following at June 30:
                                                                                          2002             2001
                                                                                     --------------    ------------
         Financial Institutions

              Revolving note payable bears interest at 3.0% above the Bank's base rate (total interest rate of 7.75% at June 30, 2002). The note is subject to various conditions described below and provides for the issuance of $2,200,000 of revolving credit debt. The agreement matures
         in October 2004.                                                              $1,570,875        $1,448,452

              Note payable bears interest at 9.0% and is due in monthly
         installments of $4,191, including principal and interest, through
         November 2005. The note is collateralized by real estate and machinery
         and equipment located in Livingston, Tennessee.                                  142,939           179,165

              Note payable bears interest at 8.0% and is due in monthly
         installments of $2,505, including principal and interest, through
         September 2004, at which time the remaining principal balance is due.
         The note is collateralized by machinery and equipment located in
         Duncan, Oklahoma.                                                                106,899                -

              Term note payable bears interest at 4% over the Bank's base rate
         (total interest rate of 8.75% at June 30, 2002). The note is due in monthly principal installments of $4,021 plus interest through April
         2003. The note is collateralized by equipment, inventory, intangibles
         and  receivables.                                                                 60,047           118,384

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2002
================================================================================

Note 7 - Long-Term Debt (continued)
                                                                                       2002          2001
                                                                                    -----------    ----------

              Notes payable bearing interest at rates ranging from 7.6% to 8.9%
         and are due in monthly installments, including principal and interest, totaling $2,219 through February 2003, and $1,744 through February
         2005. The notes are collateralized by vehicles                              $    53,052    $    74,021

               Note payable bears interest at 8.0% and is due in monthly
          installments, including principal and interest, of $312 through August
          2006, at which time the remaining principal balance is due. The note
          is collateralized by rental property in Thomas, Oklahoma                        27,291           --

               Note payable bears interest at 8.5% and is due in monthly
          installments, including principal and interest, of $522 through
          December 2004. The note is collateralized by a vehicle                          13,990         18,733


                        Notes paid in full during 2002                                      --          129,758
                                                                                     -----------    -----------
                                                                                       1,975,093      1,968,513
                                                                                     -----------    -----------
Other Entities

               Note payable bears interest at 3.0% above the Wall Street prime lending rate (total interest rate of 7.75% at June 30, 2002). The note is payable with one payment consisting exclusively of twelve month's unpaid accrued interest on the second anniversary date, January 2003.
          The remaining balance is due in monthly principal installments of
          $10,541 commencing in February 2003 plus interest through December
          2010. The note is collateralized by 2,448,000 shares of the Company's
          treasury stock                                                                1,011,981        750,000


               Note payable bears interest at 2.0% and is due in monthly
          installments, including principal and interest, of $2,820 through
          March 2009. The note is unsecured                                               213,523        242,777

               Note payable bears interest at 5.25% and is due in quarterly installments, including principal and interest, of $675. The note is
          unsecured                                                                         5,096          7,452

                        Notes paid in full during 2002                                       --           57,526
                                                                                      -----------    -----------
                                                                                        1,230,600      1,057,755
                                                                                      -----------    -----------
                                                                                        3,205,693      3,026,268
                        Less current portion                                             (239,000)      (220,000)
                                                                                      -----------    -----------
                                                                                      $ 2,966,693    $ 2,806,268
                                                                                      ===========    ===========

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2002
================================================================================

Note 7 - Long-Term Debt (continued)

                  A revolving note payable in the amount of $1,570,875 at June 30, 2002 is collateralized by equipment, intangibles, inventories and receivables. The debt is subject to borrowing base limitations of 80% of eligible accounts receivable and 50% of eligible inventory. The loan agreement contains certain covenants including the maintenance of minimum net income, minimum debt service ratio, limitations on the acquisition of property and equipment and the requirement to develop certain inventory control systems. The loan provides for charges of .25% on the unused revolving credit line and for payment penalties in the event the agreement is terminated prior to the maturity date. Receivable collections are used to pay down the note on a daily basis. After two business days, these funds are available for borrowing subject to the borrowing base limitations. Approximately $1,000,000 of the Company's consolidated net assets at June 30, 2002 are considered to be restricted net assets of consolidated subsidiaries.

                  The aggregate maturities of long-term debt are as follows at June 30, 2002:

                             Year
                          ----------
                             2003              $   239,000
                             2004                  251,636
                             2005                1,853,799
                             2006                  180,697
                             2007                  178,802
                          Thereafter               501,759
                                               -----------
                                               $ 3,205,693
                                               ===========

Note 8 - Lease Commitments

                  Capital Leases. The Company leases its Thomas, Oklahoma plant under a capital lease arrangement that expires in June 2022. The leased building has a cost of $1,073,507 and accumulated amortization of $44,284 and $8,857 at June 30, 2002 and 2001, respectively.

                  The Company also leases certain manufacturing equipment under eight capital leases which expire in August 2003 through February 2006. Assets under capital leases are recorded at fair value and are amortized over their estimated useful lives. The leased equipment has a cost of $165,333 and $151,579 and accumulated amortization of $97,439 and $61,255 at June 30, 2002 and 2001.

                   Future minimum lease payments required under noncancelable capital leases are as follows at June 30, 2002.

                      Year                                             Building     Equipment        Total
                      ----                                           -----------    ---------     -----------
                      2003                                           $   150,100    $  37,416     $   187,516
                      2004                                               157,600       21,736         179,336
                      2005                                               157,600       11,154         168,754
                      2006                                               157,600        2,337         159,937
                      2007                                               157,600          -           157,600
                      Thereafter                                       1,399,562          -         1,399,562
                                                                     -----------    ---------     -----------
                      Total minimum lease payments                     2,180,062       72,643       2,252,705
                      Less: amount representing interest                (951,771)     ( 5,961)       (957,732)
                                                                     -----------    ---------     -----------
                      Present value of net minimum lease payments    $ 1,228,291    $  66,682     $ 1,294,973
                                                                     ===========    =========     ===========

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2001
================================================================================

Note 8 - Lease Commitments (continued)

                  Operating Leases. In January 2002, the Company entered into a two year lease extension for office space. The lease provides for monthly rental payments of $2,733 escalating to $2,810 through March 2004, at which time the Company has an option to extend the lease for an additional two years.

                  In April 2000, the Company entered into a two year lease for a production facility. The lease provided for monthly rental payments of $4,000 though March 2002, at which time the Company exercised an option to purchase the production facility for $208,000 plus closing costs. The sale was consummated on July 2, 2002.

                  The Company has entered into various lease agreements for production and office equipment, office space and vehicles. The lease terms are generally two to five years.

                  Future minimum rental payments under operating leases as of June 30, 2002 are as follows:

                                                       Warehouse and       Vehicles and
                 Year                                   Office Space         Equipment            Total
                 ----                                  --------------       ------------      ------------
                 2003                                  $  40,831            $  46,009         $  86,840
                 2004                                     33,094               32,373            65,467
                 2005                                      3,250                8,061            11,311
                 2006                                        -                  1,749             1,749
                 2007                                        -                   -                  -
                                                       ---------            ---------         ---------
                 Total minimum payments required       $  77,175            $  88,192         $ 165,367
                                                       =========            =========         =========

                  Rental expense under operating leases for the years ended June 30, 2002, 2001 and 2000 amounted to $130,993, $196,253 and $173,639, respectively.


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

                  W-W Manufacturing assumed liabilities of $383,990 to acquire the assets. The transaction was accounted for as a purchase and, accordingly, the excess of asset values over the total of cash paid and liabilities assumed were used first to reduce long-term assets. The remainder was recorded as negative goodwill of $67,210.

                  The accompanying consolidated financial statements reflect the acquisition from the date acquired. The following unaudited pro forma summary presents the consolidated results of operations of the Company for the year ended June 30, 2000 as if the business combination had occurred on July 1, 1999.

                           Revenues                  $ 13,495,000
                           Net earnings              $    397,000
                           Earnings per share        $       0.07

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2002
================================================================================

Note 9 - Business Combination (continued)

                  The above amounts are based upon certain assumptions and estimates, which the Company believes are reasonable. The pro forma results do not necessarily represent results which would have occurred if the business combination had taken place at the date and on the basis assumed above.


Note 10 - Income Taxes

                  The provision for income taxes is as follows at June 30:

                                                                         2002             2001             2000
                                                                       ---------       ---------         ---------
                  Current
                      Federal                                          $  68,000       $   37,757        $  111,000
                      State                                                7,000           19,000            18,200
                  Deferred                                                25,400           (9,000)           17,000
                  Tax benefit of net operating loss                      (75,000)         (89,300)          (96,200)
                                                                       ---------       ----------        ----------
                                                                       $  25,400       $  (41,543)       $   50,000
                                                                       =========       ==========        ==========

                  A reconciliation of income at the statutory rate to the Company's effective rate is as follows at June 30:

                                                                         2002             2001             2000
                                                                       ---------       ---------         ---------
                  Federal statutory rate                                 34.00%           34.00%           34.00%
                  Non deductible expenses                                12.63            (2.53)            3.63
                  Basis difference in assets and liabilities            108.54           (25.42)            4.94
                  Capital loss and reversal of non
                      deductible write down of real estate              (21.41)             -                 -
                  Change in deferred tax asset
                      valuation allowance and net
                      operating loss                                   (101.96)             -             (29.93)
                  Discontinued operations                                  -             (20.42)            3.73
                  Other                                                    -                -              (0.82)
                                                                       ---------         -------         --------
                                                                         31.80%          (14.37)%          15.55%
                                                                       ========          =======         ========

                  Deferred tax assets and liabilities are comprised of the following at June 30:

                                                                         2002             2001             2000
                                                                       ---------       ---------         ---------
                  Deferred Tax Assets
                      Allowance for doubtful accounts                  $ 102,600         $ 13,100        $   12,300
                      Accrued compensation                                30,200           27,600            21,600
                      Inventory                                           19,900           19,100            11,300
                      Capital loss carryforward                           18,800              -                 -
                      Net operating loss carryforward                     15,000           89,300               -
                      Other                                               10,600            1,000            46,800
                                                                      ----------      -----------        -----------
                             Total deferred tax assets                   197,100          150,100            92,000
                                                                       ---------        ---------        ----------

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2002
=====================================================================================================================

Note 10 - Income Taxes (continued)
                                                                         2002             2001             2000
                                                                       ---------       ---------         ---------
                  Deferred Tax Liabilities:
                      Depreciation of property and equipment           $ (179,900)      $ (155,100)       $ (106,000)
                      Insurance proceeds receivable                       (47,600)             -                -
                                                                       -----------      ----------        ----------
                           Total deferred tax liabilities                (227,500)        (155,100)         (106,000)
                                                                       ----------       ----------        ----------

                      Deferred taxes - net                             $  (30,400)      $   (5,000)       $  (14,000)
                                                                       ==========       ==========        ==========

                  Current deferred tax asset                           $ 149,500        $  150,100        $   92,000
                  Long-term deferred tax liability                      (179,900)         (155,100)         (106,000)
                                                                       ----------       ----------        ----------
                                                                       $  (30,400)      $    (5,000)      $   (14,000)
                                                                       ==========       ===========       ===========

               The Company's net operating loss of $40,000 expires in 2021. The Company's capital loss carryover of $50,300 expires in 2003.


Note 11 - Significant Group Concentrations of Credit Risk

               The Company's continuing business activity is in one industry segment, livestock handling equipment. The Company's livestock handling equipment customers are principally resellers and are primarily located in the Midwest, Tennessee and Georgia. At June 30, 2002, the Company's accounts receivable, net of allowance for doubtful accounts, totaled $1,729,161. The Company generally does not require collateral for routine open accounts receivable.

                  During 2002, a single customer accounted for 11% of net sales.


Note 12 - Fair Value of Financial Instruments

               The Company discloses fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial statements disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider tax consequences of realization. The carrying value of cash, trade receivables, notes receivables and accounts payable and variable rate debt instruments approximate fair value. The carrying value of long-term debt approximates fair value in 2002 and 2001 due to the scheduled maturities and restrictive provisions of the debt.


Note 13 - Contingencies

               Environmental. The Company's past and present operations include activities that are subject to federal and state environmental regulations.

                  The Company has been notified by the Environmental Protection Agency that the flow coat paint system located in its Livingston, Tennessee plant is not in compliance with certain emission regulations. The Company has placed a $175,000 refundable deposit in a powder coat paint system with a total estimated cost of $400,000, including required plant renovations. The new paint system is expected to comply with federal and state regulations and to improve the quality of its products.

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2002
================================================================================

 Note 13 - Contingencies (continued)

               The Company has been issued a temporary paint permit which expired on December 31, 2001. The Company is negotiating with the Environmental Protection Agency for an extension of the permit. The accompanying financial statements do not include a provision for costs which may result from this contingency. It is reasonably possible this estimate may change in the near term, and the change may be material to the financial statements.


Note 14 -  Partially Self-Insured Health Insurance

               The Company is partially self-insured for losses and liabilities related to health insurance claims. Losses are accrued based upon the Company's estimates and experience. The plan includes a $30,000 stop-loss provision per month. The self-insurance liability of $60,000 at June 30, 2002 and $88,692 at June 30, 2001 is included in current liabilities in the consolidated balance sheets.


Note 15 - Subsequent Events

               On July 2, 2002, the Company exercised an option to purchase the production facility in Duncan, Oklahoma, which it had been leasing. To finance the purchase, the Company borrowed $50,000 from the Duncan Area Economic Development Foundation which bears interest at 5% and is payable in monthly installments of $944, including principal and interest, through July 2007. Additionally, the Company borrowed $160,584 from a financial institution. The loan bears interest at 6% and is payable in monthly installments of $1,790, including principal and interest, through July 2012. Both of these notes are collateralized by the production facility.

               On October 24, 2002, the Company refinanced a certain term loan which resulted in additional borrowings of $184,447. The new term loan bears interest at 4% over the Bank's base rate and is payable in monthly principal installments of $6,250 plus interest through October 2004, at which time the remaining principal balance is due. The note is collateralized by equipment, inventory, intangibles and receivables.

Independent Auditors' Report



The Board of Directors and Stockholders
W W Capital Corporation
Fort Collins, Colorado


         We have audited the accompanying consolidated balance sheets of W W Capital Corporation as of June 30, 2002 and 2001, and the related statements of operations, stockholders' equity and cash flows for each of the three years ended June 30, 2002, and have issued our report thereon dated October 21, 2002. Our audit also included the financial statement schedules of W W Capital Corporation listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                              BROCK AND COMPANY, CPAs, P.C.


Fort Collins, Colorado
October 21, 2002

W W CAPITAL CORPORATION

Schedule I - Condensed Financial Information of Registrant
Balance Sheets
=====================================================================================

June 30                                                           2002        2001
-------------------------------------------------------------------------------------
ASSETS

Current Assets
   Cash                                                      $   24,578   $   98,423
   Deferred income tax asset                                    149,500      150,100
   Other current assets                                          28,023       58,923
                                                             ----------   ----------
              Total current assets                              202,101      307,446
                                                             ----------   ----------


Equipment
   Net of accumulated depreciation of $125,482
   in 2002 and $121,224 in 2001                                   5,539        7,211
                                                             ----------   ----------


 Other Assets
   Investment in wholly owned subsidiaries                    1,073,600      866,476
   Loan acquisition costs, net of accumulated amortization
      of $3,075 in 2002                                          37,925         --
   Other assets                                                   2,312        2,312
                                                             ----------   ----------
              Total other assets                              1,113,837      868,788
                                                             ----------   ----------
              Total assets                                   $1,321,477   $1,183,445
                                                             ==========   ==========

W W CAPITAL CORPORATION

Schedule I - Condensed Financial Information of Registrant
Balance Sheets (continued)
===============================================================================================

June 30                                                                    2002          2001
-----------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
   Accounts payable                                                  $      --      $     6,983
   Accounts payable, subsidiaries                                         69,561        168,664
   Accrued expenses                                                       54,885        152,012
   Current portion of notes payable                                       63,000           --
                                                                     -----------    -----------

              Total current liabilities                                  187,446        327,659
                                                                     -----------    -----------

Long-Term Liabilities
   Long-term notes payable, net of current portion                       948,981        750,000
   Deferred income tax liability                                         179,900        155,100
                                                                     -----------    -----------
              Net long-term liabilities                                1,128,881        905,100
                                                                     -----------    -----------
              Total liabilities                                        1,316,327      1,232,759
                                                                     -----------    -----------

Stockholders' Equity (Deficit)
   Preferred stock, $10.00 par value, 400,000 shares authorized             --             --
   Common stock, $0.01 par value, 15,000,000 shares
      authorized, 5,553,827 shares issued in 2002 and 2001                55,538         55,538
   Capital in excess of par value                                      3,305,533      3,305,533
   Accumulated deficit                                                  (476,806)      (531,270)
                                                                     -----------    -----------
                                                                       2,884,265      2,829,801
   Less 3,545,663 shares of treasury stock, at cost at
      June 30, 2002 and 2001                                          (2,879,115)    (2,879,115)
                                                                     -----------    -----------
              Net stockholders equity (deficit)                            5,150        (49,314)
                                                                     -----------    -----------
              Total liabilities and stockholders' equity (deficit)   $ 1,321,477    $ 1,183,445
                                                                     ===========    ===========

W W CAPITAL CORPORATION

Schedule I - Condensed Financial Information of Registrant
Statements of Operations
==============================================================================================

Years ended June 30                                            2002         2001        2000
----------------------------------------------------------------------------------------------
Revenues
   Management fee from subsidiaries                        $ 396,000    $ 336,000    $ 219,000

Operating Expenses
   General and administrative                                444,927      397,511      263,365
                                                           ---------    ---------    ---------

              Operating loss                                 (48,927)     (61,511)     (44,365)
                                                           ---------    ---------    ---------

Other Income (Expense)
   Interest income                                              --          1,659           63
   Interest expense                                          (89,995)     (48,969)        (170)
   Realized loss on asset sales
      and real estate held for sale -                           --         (1,856)
   Other income                                               11,663          539        2,234
   Equity in earnings (loss) of continuing subsidiaries
      before income taxes                                    207,123     (192,393)     315,694
                                                           ---------    ---------    ---------

Earnings (Loss) From Continuing Operations
  Before Income Taxes                                         79,864     (300,675)     271,600

Income Tax Benefit (Expenses) From
    Continuing Operations                                    (25,400)      53,220         --
                                                           ---------    ---------    ---------

              Earnings (loss) from continuing operations      54,464     (247,455)     271,600
                                                           ---------    ---------    ---------

Discontinued Operations
   Earnings from operations of Titan Industries
      disposed of (net of income taxes of $59,000 at
      June 30, 2001 and $12,000 at June 30, 2000)               --         88,219       67,177
   Loss on disposal of Titan Industries                         --        (14,900)        --
                                                           ---------    ---------    ---------


              Earnings of discontinued operations               --         73,319       67,177
                                                           ---------    ---------    ---------

              Net earnings (loss)                          $  54,464    $(174,136)   $ 338,777
                                                           =========    =========    =========

W W CAPITAL CORPORATION

Schedule I - Condensed Financial Information of Registrant
Statement of Cash Flows
====================================================================================================

Years ended June 30                                                  2002        2001         2000
----------------------------------------------------------------------------------------------------
Net Cash Flows Provided (Used) by Operating Activities           $(292,239)   $ 209,976    $  52,415
                                                                 ---------    ---------    ---------

Cash Flows From Investing Activities
   Purchase of equipment                                            (2,587)      (1,566)      (3,438)
                                                                 ---------    ---------    ---------
              Net cash used by investing activities                 (2,587)      (1,566)      (3,438)
                                                                 ---------    ---------    ---------

Cash Flows From Financing Activities
   Borrowings on notes payable                                     261,981         --           --
   Payments of loan acquisition costs                              (41,000)        --           --
   Proceeds from the exercise of stock options                        --          1,036         --
   Repurchase of common stock                                         --       (165,100)        --
                                                                 ---------    ---------    ---------

              Net cash provided (used) by financing activities     220,981     (164,064)        --
                                                                 ---------    ---------    ---------


Net Increase (Decrease) in Cash                                    (73,845)      44,346       48,977

Cash, Beginning of Year                                             98,423       54,077        5,100
                                                                 ---------    ---------    ---------

Cash, End of Year                                                $  24,578    $  98,423    $  54,077
                                                                 =========    =========    =========

Supplemental Disclosure of Cash Flow Information
      Cash paid during the year for interest                     $  75,216    $   1,219    $     170
                                                                 =========    =========    =========

      Installment loans used for the repurchase of
         common stock                                            $    --      $ 750,000    $    --
                                                                 =========    =========    =========

      Treasury stock acquired in sale of property                $    --      $  17,500    $    --
                                                                 =========    =========    =========

W W CAPITAL CORPORATION

Schedule I - Condensed Financial Information of Registrant
Notes
June 30, 2002
================================================================================


Note 1 - Related Party Transactions

                  The following amounts related to wholly owned subsidiaries of the Company were eliminated in the consolidated financial statements of the Company but are reflected in this condensed financial statement of registrant at June 30:

                                                                    2002          2001           2000
                                                                  ---------     ---------      ---------
        Amounts receivable (payable):
           W-W Manufacturing Co. Inc.                             $ (69,561)    $(168,664)      $332,657
           Discontinued operation                                       -               -       (288,881)
                                                                  ---------     ---------      ---------
                                                                  $ (69,561)    $(168,664)     $  43,776
                                                                  =========     =========      =========

        Management fee income from continuing operations:
           W-W Manufacturing Co. Inc.                              $396,000     $ 336,000       $219,000
                                                                   ========     =========       ========

        Equity (loss) from continuing subsidiary operations:
           W-W Manufacturing Co. Inc.                              $207,123     $(192,393)      $315,694
                                                                   ========     =========       ========

W W CAPITAL CORPORATION

Schedule II - Valuation and Qualifying Accounts
Years ended June 30, 2002
================================================================================

                                                                           Additions
                                                               ---------------------------------
                                                Balance at    Charged to       Charged                    Balance
                                                Beginning      Costs and       to Other                  at End of
           Description                          of Period       Expenses       Accounts     Deductions    Period
---------------------------------               ----------    -----------      --------     ---------- ------------
June 30, 2002
   Allowance for doubtful accounts:
       Accounts receivable                        $ 35,000      $ 306,328      $   --       $ 66,328      $ 275,000

June 30, 2001
   Allowance for doubtful accounts:
       Accounts receivable                          38,000         28,212          --         31,212        35,000

June 30, 2000
   Allowance for doubtful accounts:
       Accounts receivable                          20,000        193,090          --        175,090        38,000


Item 9.         Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosures.
-------         ---------------------------------------------------------------


Not Applicable

                                    PART III

Part III, Items 10, 11, 12 and 13, are incorporated herein by reference from the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders which will be filed in an amendment within 120 days of June 30, 2002.

                                     PART IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------        ----------------------------------------------------------------

  (a)   (1)     List of Financial Statements Filed as a Part of This Report
                -----------------------------------------------------------

Consolidated Balance Sheets as of June 30, 2002 and June 30, 2001.

Consolidated Statements of Operations for the years ended June 30, 2002, 2001, and 2000.

Consolidated Statements of Stockholders' Equity for the years ended June 30, 2002, 2001, and 2000.

Consolidated Statements of Cash Flows for the years ended June 30, 2002, 2001, and 2000.

  (a)   (2)     List of Financial Statement Schedules Filed as a Part of
                This Report
                ---------------------------------------------------------------

                Schedule I - Condensed Financial Information of Registrant

                Schedule II - Valuation and Qualifying Accounts

  (a)   (3)     Exhibits

Exhibit
Number          Document
------          --------

3.1 Articles of Incorporation dated December 13, 1989 of W W Capital Corporation, a Nevada corporation (filed as Exhibit 3.2 to the Company's Form 10-K for the year ended June 30, 1990 and is hereby incorporated by reference).

3.2 Certificate and Amendment to Articles of Incorporation filed December 21, 1990 with the Nevada Secretary of State (filed as
               Exhibit 3.01 to the Company's Form 10-Q for the quarter ended December 31, 1990 and is hereby incorporated by reference).

3.3 Bylaws of W W Capital Corporation (filed as Exhibit 3.2 to the Company's Form 10-K for the year ended June 30, 1991 and is hereby incorporated by reference).

10.1 Employee Stock Benefit Plan (filed as Exhibit 10.15 of Form 10-K for the fiscal year ended June 30, 1992 and is hereby incorporated by reference).

10.2 1992 Non-Qualified Stock Option Plan (filed as Exhibit 10.13 of Form 10-K for the fiscal year June 30, 1993 and is hereby incorporated by reference).

10.3 Lease agreement dated January 26, 2000 with an effective date at time of occupancy, between W-W Manufacturing Co. Inc. (wholly owned subsidiary of the Company) and Thomas Economic Development Authority.

10.4 Stock Transfer and Exchange Agreement between the Registrant, Titan Industries, Inc. and others (filed as Appendix I to the Registrant's definitive Proxy Statement filed in conjunction with the Registrant's Annual Meeting of Shareholders held January 5,
               2001).

10.5 Loan Agreement dated January 5, 2001 between the Registrant and West-OK Investment, LLC (attached hereto).

10.6 Promissory Note dated September 20, 2001 given by the Registrant to West-OK Investment, LLC (attached hereto).

21.0           Subsidiaries of the Registrant (attached hereto).

99.0 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto).

Item 14 (b)
-----------

No reports on Form 8-K were filed during the fourth quarter of the fiscal year covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         W W CAPITAL CORPORATION
                                               (Registrant)

         Dated:  November 15, 2002       By: /s/ Steve D. Zamzow
                                             --------------------------------
                                                 Steve D. Zamzow, President,
                                                 CEO and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Dated:  November 15, 2002       By: /s/ Steve D. Zamzow
                                             --------------------------------
                                                 Steve D. Zamzow, President,
                                                 CEO and Director

         Dated:  November 15, 2002       By: /s/ Harold Gleason
                                             --------------------------------
                                                 Harold Gleason, Chairman

         Dated:  November 15, 2002       By: /s/ L.M. "Mick" McCarty
                                             --------------------------------
                                                 L.M. "Mick" McCarty, Secretary,
                                                 Treasurer and Director

         Dated:  November 15, 2002       By: /s/ Millard T. Webster
                                             --------------------------------
                                                 Millard T. Webster, Director

         Dated:  November 15, 2002       By: /s/ A. Randall Kourt
                                             --------------------------------
                                                 A. Randall Kourt, Director


I, Steve D. Zamzow, certify that:

     1. I have reviewed this annual report on Form 10-K of W W Capital Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3: Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


         Dated:  November 15, 2002       By: /s/ Steve D. Zamzow
                                             --------------------------------
                                             Steve D. Zamzow, President and CEO

                                  Exhibit 10.5

                LOAN AGREEMENT DATED JANUARY 5, 2001 BETWEEN THE
                     REGISTRANT AND WEST-OK INVESTMENT, LLC.

                                 LOAN AGREEMENT



                             WEST-OK INVESTMENT, LLC

                                       and

                            W.W. CAPITAL CORPORATION



                           Dated as of January 5, 2001

                                 LOAN AGREEMENT

         THIS LOAN AGREEMENT, effective as of January 5, 2001, is between WEST-OK INTESTMENT, LLC, an Oklahoma limited liability company (the "Lender") and W.W. CAPITAL CORPORATION, a Nevada corporation (the "Company").

                                    RECITALS

         Lender and the Company acknowledge the following:

         A. The Company and certain existing Company shareholders (the "Exchanging Shareholders") have entered into an agreement (the "Split-Off Agreement") under which the Exchanging Shareholders will exchange their ownership interest in the Company consisting of approximately 3,390,399 shares of the Company's common stock together with options exercisable to acquire an additional 129,934 shares of the Company's common stock, for one hundred percent (100%) of the issued and outstanding shares of the Company's wholly-owned subsidiary, Titan Industries, Inc., a Nebraska corporation ("Titan") and other consideration (the "Split-Off").

         B. Subject to the terms and conditions of the Agreement, the Company has agreed to contribute the sum of $850,000 to the capital of Titan prior to consummation of the Split-Off, which sum is being contributed to Titan to equalize the value of the consideration being exchanged in the Split-Off.

         C. In order for the Company to meet its obligations under the Agreement, the Company has requested, and the Lender has agreed, to loan the Company the Loan Proceeds (defined below) subject to the terms and conditions of this Loan Agreement.

         D. The Company will execute and deliver to the Lender this Loan Agreement together with the Promissory Note (defined below), which Promissory Note shall be secured by a pledge of 2,448,000 of the Exchanging Shareholders' Shares (as hereafter defined), and certain assets of the Company and/or its Subsidiaries.

                                   AGREEMENTS

         In consideration of the recitals and the promises and agreements contained herein, the Lender and the Company agree as follows:

     1. Definitions As used in this Agreement, the following terms shall have the following meanings:

          1.1 "Closing Date" means the date on which the Split-Off closes.

          1.2 "Debt" means all liabilities, obligations and indebtedness of the Company to any Person, of any kind or nature, now or hereafter owing, arising, due or payable, howsoever evidenced, created, incurred, acquired or owing, whether primary, secondary, direct, contingent, fixed or otherwise, and includes capitalized leases.

          1.3 "Event of Default" means the occurrence of any of the events described in section 9.1.

          1.4 "Exchanging Shareholders' Shares means the 3,390,399 shares of Company common stock received by the Company from the Exchanging Shareholders under the terms of the Agreement, 2,448,000 of which will be pledged by the Company to secure repayment of the Promissory Note.

          1.5 "GAAP" means generally accepted accounting principles in effect in the United States from time to time applicable to entities such as the Company.

          1.6 "Lender Security Documents" means the documents described in Section 4 and any other document, instrument or agreement furnished by the Company to the Lender, which provides collateral for the obligations of the Company under the Loan Documents.

          1.7 "Loan Documents" means this Agreement, the Promissory
Note, the Lender Security Documents and all other documents, instruments, agreements and certificates related to or executed in connection with this Agreement and the transactions contemplated hereby.

          1.8 "Loan Proceeds" means the sum of $1,000,000 to be loaned by the Lender to the Company.

          1.9 "Obligations" means all indebtedness and other obligations of the Company to the Lender now existing or hereafter arising under this Agreement or the Lender Security Documents or any other Loan Documents, including without limitation any obligations to repay the Loan Proceeds to the Lender in accordance with the terms of the Promissory Note.

          1.10 "Person" means any individual, sole proprietorship, partnership, joint venture, trust, unincorporated organization, association, corporation, or any other entity.

          1.11 "Promissory Note" means the Promissory Note of the
Company in the form of Exhibit A attached hereto and incorporated herein by this reference.

          1.12 "Subsidiary" means, as of a particular date, any limited liability company more than 50 percent of whose membership interest shall at the time be owned or controlled by the Company or by one of its Subsidiaries or any corporation more than 50 percent of whose outstanding stock having ordinary voting power for the election of directors shall at the time be owned or controlled by the Company or by one of its Subsidiaries. "Subsidiary" does not include Titan.


     2. Loan; Promissory Note; Interest; Default.

          2.1 Loan. The Lender agrees that concurrently with the closing of the Split-Off, on the terms and subject to the conditions hereinafter set forth, and upon receipt of the Loan

Documents fully executed by the Company, it shall deliver the Loan Proceeds to the Company on the Closing Date.

          2.2 Promissory Note. The Loan shall be evidenced by the Promissory Note, duly executed by the Company, the original principal amount of which shall be equal to the Loan Proceeds. The Promissory Note shall mature, if not sooner paid, ten years from the Closing Date, and be subject to prepayment as provided in Section 3 below.

          2.3 Interest. The Promissory Note shall bear interest from
January 5, 2001 to maturity on the unpaid principal balance thereof at a rate of 3 percentage points above the prime lending rate of Gold Bank (currently 9.5%) per annum. After maturity (whether by acceleration or otherwise) interest shall accrue on the unpaid principal balance at the rate of eighteen percent (18%) per annum. Interest shall be calculated on the basis of a 365-day year.

          2.4 Default. Upon the occurrence of an Event of Default, the Company agrees to pay to the Lender, immediately upon its demand after the occurrence of an Event of Default, the full amount then due and owing under the Promissory Note, including, but not limited to, the unpaid principal balance of the Promissory Note, together will all accrued but unpaid interest thereon.

     3. Prepayments. The Company may from time-to-time, by giving the Lender not less than 10 days' prior written notice, prepay the Promissory Note in part or at any time in whole. Any such prepayment may be made without premium or penalty. If notice of prepayment is given under this Section 3, the amount specified therein to be paid shall be due and payable on the date specified therein for such prepayment, together with accrued interest to such date. No prepayment of less than the entire unpaid principal amount of the Promissory Note shall relieve the Company to any extent from its obligation to comply with all unsatisfied terms and conditions of the Loan Documents.

     4. Security. As security for the full and timely payment of the principal of and interest on the Promissory Note and all other of the Company's existing or future indebtedness or Obligations to the Lender:

          4.1 Stock Pledge. In consideration of the indebtedness of the Company to the Lender, the Company shall grant a security interest to the Lender in the following treasury shares of the common stock of the Company, as evidenced by instruments of the following description:

                                      Certificate            Shares of
                  Name                  Number             Capital Stock
                  ----                  ------             -------------

         W.W. Capital Corporation        4109                2,448,000

duly endorsed in blank, which shares shall be delivered to the Lender. The Lender shall hold the pledged shares as collateral security for the repayment of the indebtedness to the Company in the principal sum of the Loan Proceeds, together with interest thereon and any other sums that may become due and owing as evidenced by the Promissory Note. The Lender shall hold the pledged shares as security and shall not encumber or dispose of said shares except in accordance with the provisions of the Stock Pledge Agreement attached hereto as Exhibit B and incorporated herein by this reference.

               4.1.1 No Dividends. During the term of the pledge, and for so long as the Promissory Note is not in default, the Lender shall not have any right, title or interest in or to any dividends or other amounts paid by the Company to the holders of its capital stock.

               4.1.2 No Voting Rights. During the term of the pledge, and so long as the Promissory Note is not in default and the Company is not in default in the performance of any of the terms of this Loan Agreement, whether same may exist now or arise in the future, the Lender shall not have the right to vote the pledged shares on any corporate questions.

               4.1.3 Adjustments. In the event that, during the term of the pledge, any share reclassification, readjustment, or other change is declared or made in the capital structure of the Company, all new or substituted shares or other securities, issued by reason of any such change, shall be delivered to the Lender in substitution of the shares referenced above and thereafter held by the Lender under the terms of the Stock Pledge Agreement in the same manner as the shares originally pledged thereunder.

          4.2 UCC-1 Financing Statement. As additional consideration for the indebtedness of the Company to the Lender, the Company and/or certain of its Subsidiaries shall execute and deliver to the Lender a UCC-1 Financing Statement in the form of Exhibit C attached hereto pursuant to which the Company and/or certain of its Subsidiaries will grant a security interest to the Lender in those assets of the Company and/or certain of its Subsidiaries specifically defined on Exhibit C which shall include certain accounts, accounts receivable, fixtures, proceeds, equipment, machinery, contract rights, inventory or products of the Company and/or certain of its Subsidiaries.

     5. Representations and Warranties. In order to induce the Lender to enter into this Loan Agreement and to cause the Lender to loan the Loan Proceeds to the Company, the Company represents and warrants to the Lender:

          5.1 Organization; Subsidiaries; Power. The Company is a corporation validly existing and in good standing under the laws of the State of Nevada and in every other jurisdiction in which the nature of its business or the ownership of its properties requires such qualification and in which the failure to so qualify would materially adversely affect the business operations or financial condition of the Company. The Company has the proper authority and power to own its properties and carry on its business as currently being conducted.

          5.2 Authorization and Binding Effect. The execution and delivery of the Loan Documents to which it is a party, and the performance by the Company of its obligations thereunder, are within its power, have been duly authorized by proper action on the part of the Company, are not in violation of any existing law, rule or regulation of any governmental agency or authority, any order or, decision of any court, the Articles of Incorporation of the Company or the terms of any material agreement, restriction or undertaking to which the Company is a party or by which it is bound, and do not require the approval or consent of any governmental body, agency or authority or any other person or entity, or, to the extent approval is required, such approval has been obtained. The Loan Documents to which the Company is a party, when executed and delivered, will constitute the valid and binding obligations of the Company enforceable in accordance with their terms, except as limited by bankruptcy, insolvency or similar laws of general application affecting the enforcement of creditors' rights and except to the extent that general principles of equity might restrict the specific enforcement of such Loan Documents.

          5.3 Litigation. Except as disclosed in writing to the Lender, there is no litigation or administrative proceeding pending or, to the knowledge of the Company, threatened against or affecting the Company or the properties of the Company that if decided or resolved adversely to the Company or its properties would have a material adverse effect on the Company or its properties taken as a whole.

          5.4 No Default. There exists no material default nor has any act or omission occurred which, with the giving of notice or the passage of time, would constitute a material default under the provisions of any instrument evidencing material indebtedness for borrowed money incurred or assumed by the Company or any material agreement relating thereto or any other material agreement or instrument to which the Company is a party as of the date of this Agreement.

          5.5 Ownership of Pledged Securities; Liens. On the Closing
Date the Company will acquire the Exchanging Shareholders' Shares free and clear of any liens, security interests, or pledges (other than the pledge granted pursuant to the Stock Pledge Agreement hereunder) or other encumbrances. The Company has not entered into or granted any mortgages, agreements, or permitted the filing or attachment of any security interests, liens or encumbrances on or affecting the Exchanging Shareholders' Shares pledged by the Company to secure repayment of the Promissory Note that would be prior or that may in any way be superior to the Lender's security interests and rights in and to such Exchanging Shareholders' Shares granted to the Lender except as permitted in this Loan Agreement or as disclosed in writing to the Lender.

          5.6 Ownership of Pledged Assets; Liens. Subject to those security interests granted by the Company and in existence as of the Closing Date, including, but not limited to, the security interest of Wells Fargo Fort Collins, NA, each of which is listed on Exhibit D hereto, the Company and/or certain of its Subsidiaries has or will have acquired good and marketable title to the assets described on Exhibit C and pledged as additional collateral to secure repayment of the Promissory Note. Neither the Company nor its Subsidiaries have entered into or granted any mortgages, agreements, or permitted the filing or attachment of any security interests, liens or encumbrances on or affecting said assets that would be prior or that may in any way be superior to the Lender's security interests and rights in and to such assets except as permitted in this Loan Agreement or as disclosed in writing to the Lender.

          5.7 Tax Returns Filed. The Company has filed when due all federal and state income and other tax returns, which are required to be filed. The Company has paid or made provision for all taxes shown on said returns and on all assessments received by it to the extent that such taxes have become due except any such taxes which are being contested in good faith by appropriate proceedings and for which adequate reserves in accordance with GAAP have been established. The Company has no knowledge of any liabilities which may be asserted against it upon audit of its federal or state tax returns, except that the Tennessee Secretary of State has issued a Notice of Determination relating to Eagle Enterprises, Inc., pursuant to which the Tennessee Secretary of State's office has determined that grounds for corporate dissolution and/or the revocation of Eagle's authority to do business in Tennessee exist.

          5.8 Accuracy of Information. All information furnished by the Company to the Lender is true, correct and complete in all material respects as of the date furnished and does not contain any untrue statement of a material fact or omit to state a material fact necessary to make such information not misleading as of such date.

     6. Conditions for Funding. The Lender's obligation to deliver the Loan Proceeds to the Company is subject to the Lender's receipt of the following documents and the satisfaction of the following conditions (in a form or manner acceptable to the Lender in its reasonable discretion):

          6.1 Lender Security Documents.

                    (a) A Stock Pledge Agreement in the form of Exhibit B
               granting the Lender a first priority security interest in the Company's right, title and interest in and to 2,448,000 of the Exchanging Shareholders' Shares, duly executed by the Company; and

                    (b) UCC-1 Financing Statement in the form of Exhibit C
               granting the Lender a security interest in certain assets of the Company and/or certain of its Subsidiaries, duly executed by the proper corporate entity; and

                    (c) such other documents or agreements as the Lender may
               reasonably request.

          6.2 Promissory Note. The Promissory Note, duly executed by the
Company.

          6.3 Certified Articles of Incorporation. A copy of the Articles of Incorporation of the Company, certified as of a recent date by the Secretary of State of Nevada.

          6.4 Good Standing Certificates. A certificate of good standing with respect to the Company, issued as of a recent date by the Secretary of State of Nevada.

          6.5 Closing Certificate of Company. A copy, certified by an executive officer of the Company to be true and correct and in full force and effect on the Closing Date, of (i) the By-laws of the Company; (ii) proper authorizations of the Company authorizing the issuance, execution and delivery of the Loan Documents to which the Company is a party; and (iii) a statement containing the names of the officer or officers of the Company authorized to sign such Loan Documents, together with the signatures of such officer or officers.

          6.6 No Default Certificate. The representations and warranties contained in section 5 hereof and in the other Loan Documents shall be true and correct in all material respects on and as of the Closing Date; there shall exist on the Closing Date no Event of Default, and the Lender shall have received a certificate to those effects, signed by an executive officer of the Company.

          6.7 Other Documents. Such other documents, instruments and agreements as the Lender may reasonably require.

          6.8 Split-Off Agreement Closing. The Company shall have entered into the Split-Off Agreement with the Exchanging Shareholder and, simultaneously with the delivery of the Loan Proceeds to the Company, the transactions contemplated by and under the Split-Off Agreement shall be consummated.

          6.9 Proceedings Satisfactory. All proceedings taken in connection with the transactions contemplated by the Split-Off Agreement, this Loan Agreement, and all instruments, authorizations and other documents applicable thereto, shall be satisfactory to the Lender. All such proceedings and all instruments, authorizations and other documents applicable thereto, shall be deemed to be satisfactory to the Lender unless the Lender, on or before September, 20, 2000, provides the Company with written notice of its objection setting forth the objection, and the action required to remedy the objection.

     7. Affirmative Covenants. The Company agrees that it will, while the Promissory Note is outstanding or any of the Obligations remain unpaid:

          7.1 Annual Financial Information. Furnish to the Lender within 150 days after the end of each fiscal year of the Company, a statement of financial position of the Company as of the close of such fiscal year and related statements of activities and cash flows for such year, setting forth in each case in comparative form corresponding figures from the preceding annual financial statements, all in reasonable detail and satisfactory in scope to the Lender, prepared in accordance with GAAP applied on a consistent basis, examined and certified by independent public accountants selected by the Company, whose opinion as to such financial statements shall be unqualified in scope and substance, and, if requested by the Lender, certified by an executive officer of the Company. If requested by Lender in writing, each such annual statement shall be accompanied by a written statement from such executive officer certifying that there exists no Default or Event of Default or, if any Default or Event of Default exists, specifying the nature thereof, the period of existence thereof and what action the Company proposes to take with respect thereto.

          7.2 Interim Financial Statements. Furnish to the Lender within 60 days after the end of each of the first three quarters of each fiscal year of the Company a statement of financial position of the Company as of the end of each such period and related statements of activities and cash flows for the period from the beginning of the fiscal year to the end of such quarter which are correct, complete and fairly present the financial condition of the Company, certified, subject to normal year-end adjustments, by an executive officer of the Company and accompanied by the certificate of such executive officer to the effect that there exists no Event of Default or, if any Default or Event of Default exists, specifying the nature thereof, the period of existence thereof and what action the Company proposes to take with respect thereto.

          7.3 Books and Records. Keep proper, complete and accurate books of record and account and permit any representatives of the Lender to examine any of the books and records of the Company at any reasonable time upon five business day's prior notice and as often as may reasonably be desired.

          7.4 Compliance with Law. Do all things necessary to (a) maintain its existence in good standing in its state of incorporation, (b) preserve and keep in full force and effect all material licenses, rights and franchises necessary to continue its business and (c) comply with all applicable laws, rules, regulations, ordinances in all material respects, and comply with all writs, judgments, injunctions, decrees and awards to which it may be subject, except those being contested in good faith and involving no possibility of criminal liability.

          7.5 Compliance with Other Loan Documents. Timely comply with all of its Obligations under the Loan Documents. Compliance shall be considered timely if it occurs within any applicable grace period set forth in the Loan Documents.

          7.6 Notice of Event of Default or Claimed Default. Furnish to the Lender (a) immediately upon becoming aware of any Event of Default, a written notice specifying the nature and period of existence thereof and what action the Company is taking or proposes to take with respect thereto; (b) immediately upon becoming aware that the holder of any indebtedness issued or assumed by the Company, or the lessor under any lease as to which the Company is the lessee, has given notice or has taken any action with respect to a claimed default thereunder, or under any agreement under which any such indebtedness was issued or secured, a written notice specifying the notice given or action taken, the nature of the claimed default and what action the Company is taking or proposes to take with respect thereto; (c) written notice of a material adverse change in the financial condition of the Company, as soon as the Company becomes aware of such condition or event.

          7.7 Operations. Maintain executive and management personnel with substantially the same qualifications and experience as the present executive and management personnel; provide written notice to the Lender of any change in executive and management personnel; and conduct its business affairs in a reasonable and prudent manner.

          7.8 Board of Directors. For so long as all or any portion of the Promissory Note remains unpaid, the Company's Board of Directors shall have five members, two (2) of whom shall be designated by the Lender. To this end, on the Closing Date, the Lender shall submit to the Company the names of two nominees for appointment to the Company's Board of Directors ("Lender's Nominees"), each of whom shall be appointed to the Company's Board of Directors to fill vacancies created by the resignation of two (2) previous directors. Lender's Nominees shall serve as members of the Company's Board of Directors until the next annual meeting of the Company's shareholders and until their successors are duly elected and qualified. Lender's Nominees shall owe fiduciary obligations to the Company and its shareholders and shall discharge their fiduciary obligations to the best of their abilities, and shall not unreasonably prevent the Company from obtaining financing or otherwise entering into one or more agreements to raise additional capital for the Company, all or a portion of which may be used by the Company to retire the Company's obligations under the Promissory Note and other Loan documents.

          7.9 Litigation. Notify the Lender of any litigation in which the Company or its assets are involved, where the Company's liability is asserted to be, or may be, in the judgment of the Company, in excess of $50,000.

     8. Negative Covenants. The Company covenants that, without the prior written consent of the Lender, it will not while the Promissory Note is outstanding or while any of the Obligations remain unpaid:

          8.1 Limitations on Liens and Encumbrances. Create, assume or permit to exist any mortgage, security interest, lien or charge of any kind upon the Exchanging Shareholders' Shares pledged to Lender other than the lien and security interest arising under the Stock Pledge Agreement hereunder.

          8.2 Continuity of Operations. (a) Merge, transfer, acquire or consolidate with any other entity, change ownership or change its name without giving prior written notice to, and obtaining the consent of, the Lender, which consent shall not be unreasonably withheld or (b) cease operations, liquidate, dissolve or transfer or sell all or substantially all of its assets without the prior written consent of the Lender, which consent shall not be unreasonably withheld.

     9. Events of Default; Remedies.

          9.1 Events of Default. The occurrence of any of the following shall constitute an Event of Default:

                    (a) Failure to Pay Obligations. The Company fails to pay
               when due any of the Obligations, which failure to pay continues for a period of thirty (30) days following receipt of written notice by the Company from the Lender; or

                    (b) Failure to Pay Other Obligations. The Company fails to pay when due any of its other obligations, such default shall continue for a period of thirty (30) days and such default would cause an adverse material effect on the business of the Company, unless the Company, in good faith, is disputing the existence or amount of such obligation and has set aside a reserve sufficient to cover such obligation; or

                    (c) Falsity of Representations and Warranties. Any
               representation or warranty made in any Loan Document is false or misleading in any material respect on the date as of which made or as of which the same is to be effective; or

                    (d) Breach of Affirmative Covenants. The Company fails to
               comply with any term, covenant or agreement contained in section 7 of this Agreement and such default shall continue for a period of thirty (30) days after written notice to the Company from the Lender; or

                    (e) Breach of Negative Covenants. The Company fails to
               comply with any term, covenant or agreement contained in section 8 of this Agreement and such default shall continue for a period of thirty (30) days after written notice to the Company from the Lender; or

                    (f) Breach of Other Provisions. The Company fails to comply with any other agreement contained herein and such default shall continue for a period of thirty (30) days after written notice to the Company from the Lender; or

                    (g) Default Under Loan Documents. An Event of Default (as
               defined therein) shall occur under one or more of the other Loan Documents, including, but not limited to, the Promissory Note and such default continues beyond any grace period provided therein; or

                    (h) Insolvency, Failure to Pay Debts or Receiver, Etc. The
               Company becomes insolvent or the subject of state insolvency proceedings, fails generally to pay Debts as they become due or fails to perform on any term, covenant or agreement of the Company relating to Debt of the Company which results in the holder of such Debt being able to accelerate such Debt or makes an assignment for the benefit of creditors; or a receiver, trustee, custodian or other similar official is appointed for, or takes possession of any substantial part of the property of, the Company which appointment remains in place for a period of sixty days; or

                    (i) Subject of United States Bankruptcy. The taking of
               action by the Company to authorize such corporation to become the subject of proceedings under the United States Bankruptcy Code; or the execution by the Company of a petition to become a debtor under the United States Bankruptcy Code; or the filing of an involuntary petition against the Company under the United States Bankruptcy Code which remains undismissed for a period of sixty days; or the entry of an order for relief under the United States Bankruptcy Code against the Company.

          9.2 Remedies. Upon the occurrence of an Event of Default, all of the Obligations shall, at the Lender's option and without notice or demand, become immediately payable with interest at the rate specified in Section 2.3. The Lender shall have all of the remedies for default provided in the Lender Security Documents, as well as applicable law, and the Lender may, at the Lender's option, accelerate the maturity of the Promissory Note, and/or exercise such other rights and remedies as may be available under the Loan Documents.

     10. Indemnification. The Company agrees to defend, indemnify and hold harmless the Lender, its members, directors, officers, employees and agents from and against any and all claims, damages, losses, liabilities, costs or expenses (including reasonable attorneys' fees) incurred in connection with any and all claims and proceedings (whether brought by a private party or governmental agency) as a result of or arising out of or related to:

                    (a) the execution and delivery or transfer of, or payment or failure to pay under, the Promissory Note; provided, however, that the Company shall not be required to indemnify the Lender for any claims, damages, losses, liabilities, costs or expenses to the extent, but only to the extent, caused by the willful misconduct or gross negligence of the Lender, its members, directors, officers, employees and/or agents; or

                    (b) the entering into, performance of and exercise of its
               rights under any Loan Document by the Lender.

     11. Obligations Absolute. The Obligations of the Company under this Loan Agreement shall be absolute, unconditional and irrevocable and shall remain in full force and effect until the Promissory Note has been paid in full, and such obligations of the Company shall not be affected, modified or impaired upon the happening of any event, including, without limitation, any of the following, whether or not with notice to, or the consent of, the Company:

                    (a) Any amendment, modification, waiver, consent, or any
               substitution, exchange, or release of collateral, with respect to any of the Loan Documents;

                    (b) Any failure, omission or delay on the part of the Lender or any party to any of the Loan Documents in enforcing, asserting or exercising any right, power or remedy conferred upon the Lender or any such party under this Loan Agreement or any of the operative documents, or any other acts or omissions on the part of the Lender or any such party;

                    (c) Any other event or action that would, in the absence of this clause, result in the release or discharge by operation of law of the Company from the performance or observance of any obligation, covenant or agreement contained herein.

     12. Waiver. The Lender shall not be deemed to have waived any of its rights hereunder unless the Lender shall have signed such waiver in writing.

     13. Binding Effect. This Agreement inures to the benefit of, and is binding upon, the successors and assigns of the Lender and the Company, provided that none of the rights of the Company hereunder may be assigned without the prior written consent of the Lender.

     14. Governing Law. This Agreement is being delivered in and shall be deemed to be a contract governed by the laws of the State of Oklahoma and shall be interpreted and enforced in accordance with the laws of that state without regard to the principles of conflicts of laws.

     15. Notices. All notices provided for herein shall be in writing and shall be (a) delivered; (b) sent by express or first-class mail, postage prepaid and return receipt requested; (c) sent by Federal Express or other nationally recognized overnight courier service; or (d) sent by facsimile transmission and confirmation in writing provided to the recipient in a manner described in (a),
(b) or (c) and, if to the Lender, addressed to it at 115 West Orient, Thomas, Oklahoma, 73669 and, if to the Company, addressed to it at 3500 JFK Parkway, Suite 320, Ft. Collins, Colorado, 80525 Attention: President, or to such other address with respect to any party as such party shall notify the others in writing; such notices shall be deemed given when delivered, mailed or so transmitted.

     16. Titles. The titles of sections in this Agreement are for convenience only and do not limit or construe the meaning of any section.

     17. Submission to Jurisdiction; Service of Process.

                    (a) THE LENDER AND COMPANY AGREE THAT ALL ACTIONS OR
               PROCEEDINGS IN ANY MANNER RELATING TO OR ARISING OUT OF THIS LOAN AGREEMENT OR THE OTHER LOAN DOCUMENTS MAY BE BROUGHT ONLY IN COURTS OF THE STATE OF COLORADO LOCATED IN DENVER COUNTY OR THE FEDERAL DISTRICT COURT IN COLORADO AND THE LENDER AND COMPANY CONSENT TO THE JURISDICTION OF SUCH COURTS. THE LENDER AND COMPANY WAIVE ANY OBJECTION THEY MAY NOW OR HEREAFTER HAVE TO THE VENUE OF ANY SUCH COURT AND ANY RIGHT THEY MAY HAVE NOW OR HEREAFTER HAVE TO CLAIM THAT ANY SUCH ACTION OR PROCEEDING IS IN AN INCONVENIENT COURT; and

                    (b) The Lender and Company consent to the service of process in any such action or proceeding by certified mail sent to the address specified in section 15; provided, however, that nothing contained herein shall affect the right of either the Lender or the Company to serve process in any other manner permitted by law.

     18. Limitation of Liability. THE COMPANY AND THE LENDER HEREBY WAIVE ANY RIGHT EITHER OF THEM MAY HAVE TO CLAIM OR RECOVER FROM THE OTHER PARTY ANY SPECIAL, EXEMPLARY, PUNITIVE OR CONSEQUENTIAL DAMAGES OR ANY DAMAGES, OF WHATEVER NATURE, OTHER THAN ACTUAL DAMAGES.

     19. Entire Agreement. This Agreement and the other Loan Documents shall constitute the entire agreement of the parties pertaining to the subject matter hereof and supersede all prior or contemporaneous agreements and understandings of the parties in connection therewith.

     20. Arbitration. Except for "Core Proceedings" under the United States Bankruptcy Code, the Lender and the Company agree to submit to binding arbitration all claims, disputes and controversies between or among them, whether in tort, contract or otherwise (and their respective employees, officers, directors, attorneys, and other agents) arising out of or relating to in any way the Loan Documents or transactions which are the subject of this Agreement and their negotiation, execution, collateralization, administration, repayment, modification, extension, substitution, formation, inducement, enforcement, default or termination. Any arbitration proceeding will (i) proceed in Denver, Colorado; (ii) be governed by the Federal Arbitration Act (Title 9 of the United States Code); and (iii) be conducted in accordance with the Commercial Arbitration rules of the American Arbitration Association ("AAA").

     The arbitration requirement does not limit the right of either party to (i) foreclose against collateral; (ii) exercise self-help remedies relating to collateral or proceeds of collateral such as setoff or repossession; or (iii) obtain provisional ancillary remedies such as replevin, injunctive relief, attachment or the appointment of a receiver, before, during or after the pendency or any arbitration proceeding. This exclusion does not constitute a waiver of the right or obligation of either party to submit any dispute to arbitration, including those arising from the exercise of the actions detailed in sections (i), (ii) and (iii) of this paragraph.

     Any arbitration proceeding will be before a single arbitrator selected according to the Commercial Arbitration Rules of the AAA. The arbitrator will be a neutral attorney who has practiced in the area of commercial law for a minimum of ten years. The arbitrator will determine whether or not an issue is arbitratable and will give effect to the statutes of limitation in determining any claim. Judgment upon the award rendered by the arbitrator may be entered in any court having jurisdiction.

     In any arbitration proceeding the arbitrator will decide (by documents only or with a hearing at the arbitrator's discretion) any pre-hearing motions which are similar to motions to dismiss for failure to state a claim or motions for summary adjudication.

     In any arbitration proceeding discovery will be permitted and will be governed by the Colorado Rules of Civil Procedure. All discovery must be completed no later than 20 days before the hearing date and within 180 days of the commencement of arbitration proceedings. Any requests for an extension of the discovery periods, or any discovery disputes, will be subject to final determination by the arbitrator upon a showing that the request for discovery is essential for the party's presentation and that no alternative means for obtaining information is available.

     The arbitrator shall award costs and expenses of the arbitration proceeding in accordance with the provisions of this Agreement, the Promissory Note and/or other Loan Documents.



                 WEST-OK  INVESTMENT,  LLC, an Oklahoma  limited
                liability company



                By:
                   -----------------------------------------------------------
                                           Managing Member


                W.W. CAPITAL CORPORATION, a Nevada corporation



                By:
                   -----------------------------------------------------------

                Title:
                --------------------------------------------------------------

                                  Exhibit 10.6

                PROMISSORY NOTE DATED SEPTEMBER 20, 2001 GIVEN BY
                   THE REGISTRANT TO WEST-OK INVESTMENT, LLC.

                                 PROMISSORY NOTE

$1,000,000.00                                                September 20, 2001

     FOR VALUE RECEIVED, and intending to be legally bound, W.W. CAPITAL CORPORATION, a Nevada Corporation ("Debtor") hereby promises to pay to the order of WEST-OK INVESTMENT, LLC., an Oklahoma limited liability company whose address is 115 West Orient, Thomas, Oklahoma 73669 ("Holder") the principal amount of One Million Dollars ($1,000,000) ("Principal Amount") subject to the following terms and conditions:

     1. Commencing effective as of January 5, 2001, the outstanding principal amount of this Note shall bear interest at the rate of 3 percentage points above the Wall Street Prime lending rate (currently 9.5%) per annum until the principal amount hereof, together with all accrued and unpaid interest, has been paid in full. Hereinafter, the total outstanding principal balance hereof, together with any and all accrued and unpaid interest shall be referred to as the "Loan Amount."

     2. Subject to the terms and conditions hereinbelow set forth, the Loan Amount shall be payable as follows:

          (a) No payments shall be due or payable for the period commencing on the date hereof and ending on January 5, 2002 (the "Abatement Period"). Interest shall continue to accrue on the unpaid portion of the Principal Amount during the Abatement Period.

          (b) On January 5, 2003, the Debtor shall pay to the Holder one payment consisting exclusively of twelve months accrued interest.

          (c) On January 5, 2003, all accrued but unpaid interest shall be added to the unpaid Principal Amount and shall hereinafter be referred to as the "Remaining Loan Amount." Commencing on January 5, 2003, and continuing on the 5th day of each month thereafter until the entire Remaining Loan Amount has been paid in full, the Debtor shall pay to the Holder one-ninety-sixth (1/96th) of the Remaining Loan Amount plus any unpaid interest which has accrued on the Remaining Loan Amount. By way of example, because all accrued but unpaid interest as of January 5, 2003 will be included in the Remaining Loan Amount, the payment due to Holder on January 5, 2003 pursuant to this Section 2(c) will consist exclusively of one-ninety-sixth (1/96th) of the Remaining Loan Amount. The payment due Holder on February 5, 2003, and on each month thereafter, will consist of one-ninety-sixth (1/96th) of the Remaining Loan Amount plus any interest which has accrued on the Remaining Loan Amount from the date of the last payment through the payment date. If not sooner paid, the final installment, together with all accrued but unpaid interest, shall be due and payable on January 5, 2010.

     3. If Debtor shall default in the payment of principal hereunder when the same shall become due and payable, the unpaid principal sum of this Note shall immediately bear interest at the rate of eighteen percent (18%) per annum until paid in full, and shall be payable monthly or, at the option of Holder hereof, on demand.

     4. Debtor may at any time, upon ten days advance notice, prepay the entire unpaid principal of this Note or any part thereof without additional interest or penalty. Any prepayment in part shall be applied first to accrued but unpaid interest hereunder, and second to installments of principal in the reverse order of maturity.

     5. Payments of both principal and interest on this Note shall be made to Holder in immediately available funds in lawful money of the United States.

     6. This Note is fully negotiable and may be assigned by Holder. Neither this Note nor the obligations of Debtor hereunder may be assigned or delegated by Debtor without the prior written consent of Holder.

     7. The occurrence of any of the following events ("Events of Default") with respect to Debtor, shall constitute a default hereunder: (a) if any payment of principal or interest shall not be paid in full when due, and shall continue unpaid for a period of thirty (30) days thereafter; or (b) if a default shall occur under any covenant contained in any instrument relating to the rights of Holder hereunder including, but not limited to, that certain Loan Agreement of even date herewith and to which this Note is attached as Exhibit A, or any of the Loan Documents referenced in said Loan Agreement.

     8. Upon the occurrence of a default hereunder, the entire principal balance of this Note plus accrued interest, shall, at the option of Holder, become immediately due and payable without notice or demand, and Holder shall have all rights and remedies provided under all applicable laws and shall be deemed to have exercised the same immediately upon the occurrence of any such event without notice or further action, irrespective of when any record of the same may thereafter be noted by Holder.

     9. Failure by Holder to declare a default hereunder shall not constitute a waiver of any subsequent default. Debtor further promises to pay a reasonable attorney's fee, court costs, and any other expenses, losses, charges, damages incurred or advances made by Holder in protection of its rights or caused by Debtor's default under the terms of this Note.

     10. If Holder retains an attorney for collection of this Note, or if any suit or proceeding is brought for the recovery of all or any part of or for protection of the indebtedness, or any collateral, or to enforce Holder's rights under any security agreement, letter of credit securing the Principal Amount, or other collateral agreement, then Debtor agrees to pay on demand all reasonable costs and expenses of the suit or proceeding, or any appeal thereof, incurred by Holder, including, without limitation, reasonable attorney's fees.

     11. The terms of this Note shall not be varied, altered or modified except by a writing signed by Holder and Debtor.

     12. Debtor hereby waives presentment for payment or acceptance, demand and protest, and notice of protest, dishonor and non-payment of this Note.

     13. No delay on the part of Holder in exercising any power or right under this Note shall operate as a waiver of the power or right, nor shall any single or partial exercise of that power or right, preclude further exercise of that power or right. The rights and remedies specified in this Note are cumulative and not exclusive of any rights and remedies that Holder may otherwise possess.

     14. The provisions of this Note shall be severable, so that if any provision hereof is declared invalid under the laws of any state where it is in effect, or of the United States, all other provisions of this Note shall continue in full force and effect.

     15. This Note shall be binding upon Debtor and its successors and assigns, and shall inure to the benefit of and be enforceable by Holder, its successors and assigns.

         IN WITNESS WHEREOF, and intending to be legally bound hereby, the undersigned has caused this Note to be executed on the date first above written.




                        W.W. CAPITAL CORPORATION, a Nevada corporation




                        By: /s/ Steven Zamzow, President
                            -------------------------------------------
                                Steven Zamzow, President

                                  Exhibit 21.0

                                          SUBSIDIARIES OF THE REGISTRANT

W-W Manufacturing Co., Inc.
         Incorporated in the state of Kansas

                                  Exhibit 99.0

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACTO OF 2002

In connection with the Annual Report on Form 10-K of W W Capital Corporation (the "Company") for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steve D. Zamzow, President and Chief Executive Officer of the Company, certify, based on my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


         Dated:  November 15, 2002     By: /s/ Steve D. Zamzow
                                          --------------------
                                               Steve D. Zamzow, President & CEO