Form 10-Q
period 2002-09-30
W W CAPITAL CORP
filed 2003-02-04
CIK 831253

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No _

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

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

        Title of Each Class                   Number of Shares Outstanding
        -------------------                        at January 31, 2003
            Common stock                      ----------------------------
          $0.01 Par Value                               2,008,164

                             W-W CAPITAL CORPORATION

                                      Index
                                      -----

PART I        FINANCIAL INFORMATION                              PAGE NO.
------        ---------------------                              --------

Item 1        Balance Sheets
------          September 30, 2002 and June 30, 2002                1

              Statements of Operations
                Three Months Ended
                September 30, 2002 and 2001                         3

              Statements of Cash Flows
                Three Months Ended
                September 30, 2002 and 2001                         5

              Notes to Financial Statements                         7

Item 2        Management's Discussion and Analysis
------          of Financial Condition and Results
                of Operations                                       9

Item 3        Quantitative and Qualitative Disclosures
------          About Market Risks                                 11

Item 4        Controls and Procedures                              11
------



PART II       OTHER INFORMATION
-------

Item 1        LEGAL PROCEEDINGS                                    12
------

Item 2        CHANGES IN SECURITIES                                12
------

Item 3        DEFAULTS UPON SENIOR SECURITIES                      12
------

Item 4        SUBMISSION OF MATTERS TO VOTE OF
------        SECURITY HOLDERS                                     12

Item 5        OTHER INFORMATION                                    12
------

Item 6        EXHIBITS AND REPORT ON FORM 8-K                      12
------

              SIGNATURES                                           13

                         Part I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             W-W CAPITAL CORPORATION
                             -----------------------
                                 Balance Sheets

                                                     September 30,     June 30,
                                                         2002            2002
                                                         ----            ----
                                                      (Unaudited)
Assets
------
Current assets:
     Cash                                            $   100,458    $   137,948
                                                     -----------    -----------
     Trade accounts receivable                         1,908,397      2,004,161
     Less allowance for doubtful accounts               (275,000)      (275,000)
                                                     -----------    -----------
         Net accounts receivable                       1,633,397      1,729,161
                                                     -----------    -----------
     Accounts receivable, other                          163,266        162,703
     Inventories:
         Raw materials                                   596,912        528,110
         Work-in-process                                 413,061        418,334
         Finished goods                                  833,409        843,860
                                                     -----------    -----------
              Total inventories                        1,843,382      1,790,304
                                                     -----------    -----------
     Prepaid expenses                                     72,760         35,632
     Current portion of notes receivable
         from related parties                                603            603
     Deferred income tax asset                           181,500        149,500
                                                     -----------    -----------
         Total current assets                          3,995,366      4,005,851
                                                     -----------    -----------

Property and equipment, at cost:                       4,536,904      4,290,594
     Less accumulated depreciation
         and amortization                             (2,194,730)    (2,135,406)
                                                     -----------    -----------
         Net property and equipment                    2,342,174      2,155,188
                                                     -----------    -----------
Other Assets:
     Long-term notes receivable from
         related parties, net of current portion          20,470         20,470
     Loan acquisition costs--net of
         accumulated amortization of $4,100
         at September 30, 2002 and $3,075
         at June 30, 2002                                 36,900         37,925
     Equipment deposits                                  175,000        175,000
     Other assets                                         40,728         41,130
                                                     -----------    -----------
         Total other assets                              273,098        274,525
                                                     -----------    -----------

     TOTAL ASSETS                                    $ 6,610,638    $ 6,435,564
                                                     ===========    ===========

                          (Continued on following page)
                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------

                            Balance Sheets, Continued

                                                        September 30,     June 30,
                                                            2002            2002
                                                            ----            ----
                                                         (Unaudited)
Liabilities
-----------
Current Liabilities:
     Accounts payable                                    $ 1,560,941    $ 1,373,803
     Accrued property taxes                                   15,600         10,400
     Accrued payroll and related taxes                       204,999        198,887
     Accrued interest payable                                 68,843         80,106
     Current portion of long-term notes payable              282,000        239,000
     Current portion of capital lease obligations             80,000         75,000
     Other current liabilities                                14,160         24,908
                                                         -----------    -----------
         Total current liabilities                         2,226,543      2,002,104
                                                         -----------    -----------

Other Liabilities:
     Long-term notes payable, net of current portion       2,987,528      2,966,693
     Long-term capital lease obligations, net
         of current portion                                1,198,790      1,219,973
     Deferred income tax liability                           179,900        179,900
     Negative goodwill, net of accumulated
         amortization of $5,466 at June 30, 2002                --           61,744
                                                         -----------    -----------

         Total other liabilities                           4,366,218      4,428,310
                                                         -----------    -----------

         TOTAL LIABILITIES                                 6,592,761      6,430,414
                                                         -----------    -----------

Stockholders' Equity
--------------------
     Preferred stock: $10.00 par value, 400,000 shares
         authorized                                             --             --

     Common stock, $0.01 par value, 15,000,000
         shares authorized; 5,553,827 shares issued
         at September 30, 2002 and June 30, 2002              55,538         55,538
     Capital in excess of par value                        3,305,533      3,305,533
     Accumulated deficit                                    (464,079)      (476,806)
                                                         -----------    -----------
                                                           2,896,992      2,884,265
     Less 3,545,663 shares of treasury stock at cost      (2,879,115)    (2,879,115)
                                                         -----------    -----------

         NET STOCKHOLDERS' EQUITY                             17,877          5,150
                                                         -----------    -----------

         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                            $ 6,610,638    $ 6,435,564
                                                         ===========    ===========

                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------

                            Statements of Operations
                                   (Unaudited)

                                                          Three Months Ended
                                                             September 30,
                                                             -------------
                                                          2002          2001
                                                          ----          ----
Net sales                                            $ 3,141,639    $ 2,816,733
Cost of goods sold                                     2,565,668      2,230,499
                                                     -----------    -----------
      Gross profit                                       575,971        586,234
                                                     -----------    -----------

Operating expenses:
      Selling expenses                                   241,065        281,663
      General and administrative expenses                331,165        339,765
                                                     -----------    -----------
           Total operating expenses                      572,230        621,428
                                                     -----------    -----------

           Operating earnings (loss)                       3,741        (35,194)
                                                     -----------    -----------

Other income (expenses):
      Interest income                                       --            5,754
      Interest expense                                   (86,790)       (97,698)
      Gain on sale of assets                                 100           --
      Other income (expense), net                          1,932            825
                                                     -----------    -----------
           Total other income (expense)                  (84,758)       (91,119)
                                                     -----------    -----------

Loss before income taxes and cumulative effect
       of a change in accounting principle               (81,017)      (126,313)

Income tax benefit                                        32,000         51,000
                                                     -----------    -----------
Loss before cumulative effect of a change in
       accounting principle                              (49,017)       (75,313)

Cumulative effect of a change in accounting
       principle                                          61,744           --
                                                     -----------    -----------

Net earnings (loss)                                  $    12,727    $   (75,313)
                                                     ===========    ===========

                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------

                       Statements of Operations, Continued
                                   (Unaudited)

                                                              Three Months Ended
                                                                 September 30
                                                                 ------------
                                                             2002            2001
                                                             ----            ----
Earnings (loss) per common share:
      Basic
           Loss before cumulative effect of a change
              in accounting principle                  $        (.02)   $        (.04)

           Cumulative effect of a change in
              accounting principle                               .03             --
                                                       -------------    -------------

           Net earnings (loss)                         $         .01    $        (.04)
                                                       =============    =============

           Weighted average number of common
                shares                                     2,008,164        2,008,164

      Diluted
           Loss before cumulative effect of a change
              in accounting principle                 $        (.02)   $        (.04)

           Cumulative effect of a change in
              accounting principle                               .03             --
                                                       -------------    -------------

           Net earnings (loss)                         $         .01    $        (.04)
                                                       =============    =============

           Weighted average number of common
              shares                                       2,008,164        2,008,164

                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------

                            Statements of Cash Flows
                                   (Unaudited)

                                                               Three Months Ended
                                                                  September 30,
                                                                  -------------
                                                                2002         2001
                                                                ----         ----
Cash flows from operating activities:
     Net earnings (loss)                                    $  12,727    $ (75,313)
     Adjustments to reconcile net earnings (loss) to net
         cash provided by (used in) operating activities:
         Depreciation and amortization                         60,349       63,755
         Gain on sale of property and equipment                  (100)        --
         Amortization of negative goodwill                       --           (585)
         Write off of negative goodwill                       (61,744)        --

     Change in assets and liabilities:
         Accounts receivable                                   95,764     (445,828)
         Inventories                                          (53,078)     (52,586)
         Other current and non-current assets                 (69,289)     (91,941)
         Accounts payable                                     187,138      320,007
         Accrued expenses and other current liabilities       (10,699)     (27,129)
                                                            ---------    ---------
              Net cash provided by (used in)
                  operating activities                        161,068     (309,620)
                                                            ---------    ---------
Cash flows from investing activities:
     Purchase of property and equipment                       (16,791)      (1,014)
     Proceeds from sale of property and equipment                 100         --
                                                            ---------    ---------
              Net cash used in investing activities         $ (16,691)   $  (1,014)
                                                            ---------    ---------

                          (Continued on following page)

                             W-W CAPITAL CORPORATION
                             -----------------------

                       Statements of Cash Flows, Continued
                                   (Unaudited)

                                                           Three Months Ended
                                                              September 30,
                                                              -------------
                                                           2002           2001
                                                           ----           ----
Cash flows from financing activities:
     Payments on notes payable, financial
         institutions and government entities         $(3,233,341)   $(2,148,934)
     Proceeds from notes payable                        3,067,657      2,456,050
     Payment on capital leases                            (16,183)       (15,987)
     Payment on loan acquisition costs                       --          (41,000)
                                                      -----------    -----------

         Net cash provided by (used in)
              financing activities                       (181,867)       250,129
                                                      -----------    -----------

     Net decrease in cash                                 (37,490)       (60,505)

     Cash at beginning of period                          137,948        216,473
                                                      -----------    -----------

     Cash at end of period                            $   100,458    $   155,968
                                                      ===========    ===========

Supplemental Information:

     Cash paid during the period for interest         $    98,035    $    74,054

     Installment loans to acquire property
         and equipment                                $   229,519    $      --

     Installment loan to acquire residential rental
         property                                     $      --      $    28,543

                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

NOTE 1 - BASIS OF PRESENTATION
------------------------------

       The accompanying unaudited financial statements include the accounts of W-W Capital Corporation (the Company) and its wholly owned subsidiary W-W Manufacturing Co., Inc. All significant intercompany accounts and transactions have been eliminated.

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles for full-year financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to W-W Capital Corporation's financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2002. In the opinion of management, all adjustments (consisting of normal recurring accrual basis adjustments) considered necessary for a fair presentation have been reflected in the accompanying financial statements. Operating results for the three month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended June 30, 2003.

NOTE 2 - NET BASIC EARNINGS PER SHARE
-------------------------------------

         The net basic earnings (loss) per share amount included in the accompanying statements of operations have been computed using the weighted-average number of shares of common stock outstanding and the dilutive effect, if any, of common stock equivalents existing during the applicable three month period.

NOTE 3 - NEGATIVE GOODWILL AND CHANGE IN ACCOUNTING PRINCIPLE
-------------------------------------------------------------

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." SFAS No. 141 requires that unamortized negative goodwill arising from a business combination, for which the acquisition date was before July 1, 2001, shall be written off and recognized as a change in accounting principle. SFAS No. 141 was effective for the Company on July 1, 2002.

         As of July 1, 2002, the Company had $61,744 of unamortized negative goodwill relating to the fiscal year 2000 purchase of the Adrian J. Paul Company by its subsidiary, WW Manufacturing Company. The write off resulted in an increase in income and was reflected as a cumulative effect of a change in accounting principle in the quarter ended September 30, 2002.

         A reconciliation of reported net income (loss) adjusted to reflect the adoption of SFAS No. 141 as if it had been effective July 1, 2001 is as follows:

-------------------------------------------------------------------------

                                                           Three Months Ended
                                                              September 30,
                                                              -------------
                                                            2002         2001
                                                            ----         ----
Reported net income (loss)                               $ 12,727      $(75,313)
Subtract-back adjustment for accounting change            (61,744)         --
Add-back goodwill amortization                               --             585
                                                         --------      --------
Adjusted net income (loss)                                (49,017)      (74,728)
                                                         ========      ========


Adjusted net income (loss) per share - Basic                 (.02)         (.04)


Adjusted net income (loss) per share - Diluted               (.02)         (.04)

NOTE 4 - RELATED PARTY TRANSACTION
----------------------------------

         The Company has a number of related party transactions. See the footnotes to W-W Capital Corporation financial statements for the year ended June 30, 2002, included in its Annual Report on Form 10-K for the nature and type of related party transactions.

         A summary of the related party transactions that affect the Company's statements of operations for the three months ended September 30, 2002 and 2001 respectively, is as follows:

                                                         Three Months Ended
                                                            September 30,
                                                            -------------
Transactions with
Related parties                                          2002           2001
---------------                                          ----           ----

Rent expense                                           $   --         $ 1,500


NOTE 5 - LONG-TERM DEBT AND SUBSEQUENT EVENT
--------------------------------------------

         During July 2002, the Company exercised an option to purchase the production facility used in Duncan, Oklahoma, which it had been leasing. To finance the purchase, the Company borrowed $50,000 from the Duncan Area Economic Development Foundation. The note bears interest at 5% and is payable in monthly installments of $944, including principal and interest, through July 2007. Additionally, the Company borrowed $160,584 from a financial institution. The note bears interest at 6% and is payable in monthly installments of $1,790, including principal and interest, through July 2012. Both of these notes are collateralized by the production facility.

         During October 2002, the Company refinanced a certain term loan that resulted in additional borrowings of $184,447. The new term loan bears interest at 4% over the Bank's base rate and is payable in monthly principal installments of $6,250 plus interest through October 2004, at which time the remaining principal balance is due. The note is collateralized by equipment, inventory, intangibles and receivables.

ITEM 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

         The business of the Company is carried on within one segment group by three operating units. The livestock handling equipment segment is composed of W-W Manufacturing (W-W Manufacturing), Eagle Enterprises (Eagle), and W-W Paul Scales (Paul).

Analysis of Results of Operations
---------------------------------

         The Company had net income of $12,727 for the three month period ended September 30, 2002, as compared to a net loss of $75,313 in 2001. The increase in earnings reflects the Company's recovery from transition costs associated with the manufacturing plant shut down in Dodge City, Kansas as well as an improvement in economic conditions felt throughout the United States during 2001 and the first six months of fiscal 2002.

     Net sales increased to $3,141,639 for the three months ended September 30, 2002, compared to $2,816,733 for 2001. The total increase in sales of $324,906 was felt throughout the Company. While the W-W Manufacturing plant in Thomas, Oklahoma had a slight increase in sales of $36,765, the Eagle and Paul plants had increased sales of $178,506 and $109,635, respectively. The increase in sales is attributable to an overall recovery in the economy as well as an aggressive attempt to limit the effect of the economic slowdown by analyzing existing product improvements and introducing new products and product lines which allowed the Company to gain acceptance with new customers and move into markets not normally serviced by the Company. The Company continues to be involved in several projects, which include special sales to expo centers, fairs and livestock shows.

         Gross margins decreased from 20.8% for the three month period ended September 30, 2001 to 18.3% for the same period of 2002. The decreased margins are a result of higher material costs due to increased steel prices that have hampered manufacturing companies throughout the country. The Company continues to seek improvements through manufacturing system analysis as well as retail price adjustments.

         Selling expenses as a percentage of sales decreased from 10.0% for the three month period ended September 30, 2001 to 7.7% for the same period of 2002. The dollars expended on selling expense decreased from $281,663 for the three months ended September 30, 2001 to $241,065 for the same period of 2002, a decrease of $40,598. The Company will continue its aggressive pursuit of new markets and expanding its distributor/dealer base while at the same time evaluating ways of keeping costs in line as a percentage of sales.

         General and administration expenses as a percentage of sales decreased from 12.1% for the quarter ended September 30, 2001 to 10.5% for the corresponding quarter in 2002. The total dollars expended on general and administration costs remained relatively consistent, decreasing $8,600. The Company will continue to find ways to lower general and administrative expense through the use of centralization, job realignment, and line-by-line expense evaluation and reduction. It is anticipated that general and administrative costs will continue to improve during fiscal 2003.

        Interest expense decreased from $97,698 for the three months ended September 30, 2001 to $86,790 for the same period of 2002. This decrease is due to the reduction in interest rates for borrowings under the revolving credit facilities. As profits and cash flow improve, the Company plans to reduce debt, thereby reducing overall interest expense.

Liquidity and Capital Resources
-------------------------------

        The Company's principal sources of liquidity are internally generated funds and borrowings under its credit facilities. The Company generated funds from operations of $161,068 during the quarter ended September 30, 2002. The Company used cash from investing of $16,791 for the purchase and updating of new equipment. Financing activities used net cash of $181,867, primarily to repay amounts outstanding under our credit facilities. As the Company moves further into fiscal 2003 it anticipates increased sales growth with a continued reduction in borrowings.

         During July 2002, the Company exercised an option to purchase the production facility used in Duncan, Oklahoma, which it had been leasing. To finance the purchase, the Company borrowed $50,000 at 5% interest from the Duncan Area Economic Development Foundation. Additionally, the Company borrowed $160,584 at 6% interest from a financial institution. Both of these notes are collateralized by the production facility.

        During October 2002, the Company refinanced an existing term loan that resulted in additional borrowings of $184,447 at 4% interest over the Bank's base rate. The note is collateralized by equipment, inventory, intangibles and receivables.

        The Company feels that it will improve in both sales and operating earnings throughout fiscal 2003. The Company also believes that continued benefits will be realized because of the plant move to Thomas, Oklahoma through fiscal 2003 and thereafter. With increased working capital and lines of credit, the Company feels it has an adequate supply of liquidity to meet its needs.

Forward-Looking Statements
--------------------------

        In addition to historical information, this Quarterly Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic conditions, factors discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and other factors, some of which will be outside the control of management. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should refer to and carefully review the information described in future documents the Company files with the Securities and Exchange Commission.

ITEM 3. - Quantitative and Qualitative Disclosures About Market Risks
---------------------------------------------------------------------

         The Company is exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow, assuming other factors are held constant. At September 30, 2002, the Company had variable rate notes payable of approximately $2,511,000. Holding other variables constant, the pre-tax earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates would be approximately $25,000.


ITEM 4. - Controls and Procedures
---------------------------------

         As of September 30, 2002, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic Securities Exchange Commission
(SEC) filings. Disclosure controls and procedures are defined as controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         Subsequent to the date of the evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

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

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES
                -------------------------------
        Not Applicable

ITEM 4.         SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
                --------------------------------------------------
        Not Applicable

ITEM 5.         OTHER INFORMATION
                -----------------
        Not Applicable

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
                --------------------------------

     Exhibit
     Number     Document
     ------     --------

     99.0 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto).

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      W W CAPITAL CORPORATION
                                                       (Registrant)

Dated:  January 31, 2003              By: /s/ Steve D. Zamzow
                                         -------------------------------
                                         Steve D. Zamzow,  President  & CEO



Dated:  January 31, 2003              By: /s/ Mike Dick
                                         -------------------------------
                                         Mike Dick, Controller

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Steve D. Zamzow, President and Chief Executive Officer of W W Capital Corporation, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of W W Capital Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c. presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




         Dated:  January 31, 2003         By: /s/ Steve D. Zamzow
                                              --------------------------------
                                              Steve D. Zamzow, President and CEO