Form 10-Q
period 2002-12-31
W W CAPITAL CORP
filed 2003-03-07
CIK 831253

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For Quarterly Period Ended December 31, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from __________ to __________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class                            Number of Shares Outstanding
-------------------                                 at February 28, 2003
   Common stock                                --------------------------
 $0.01 Par Value                                        2,008,164

                             W-W CAPITAL CORPORATION

                                      Index
                                      -----

PART I             FINANCIAL INFORMATION                              PAGE NO.
------             ---------------------                               ------

Item 1             Balance Sheets
------               December 31, 2002 and June 30, 2002                 1

                   Statements of  Operations
                     Three and Six Months Ended
                     December 31, 2002 and 2001                          3

                   Statements of Cash Flows
                     Six Months Ended
                     December 31, 2002 and 2001                          5

                   Notes to Financial Statements                         7

Item 2             Management's Discussion and Analysis
------               of Financial Condition and Results
                     of Operations                                       9

Item 3             Quantitative and Qualitative Disclosures
------               About Market Risks                                 11

Item 4             Controls and Procedures                              11
------


PART II            OTHER INFORMATION
-------            -----------------

Item 1             LEGAL PROCEEDINGS                                    12
------
Item 2             CHANGES IN SECURITIES                                12
------
Item 3             DEFAULTS UPON SENIOR SECURITIES                      12
------
Item 4             SUBMISSION OF MATTERS TO VOTE OF
------             SECURITY HOLDERS                                     12

Item 5             OTHER INFORMATION                                    12
------
Item 6             EXHIBITS AND REPORT ON FORM 8-K                      12
------


                   SIGNATURES                                           13

                         Part I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                             W-W CAPITAL CORPORATION
                             -----------------------
                                 Balance Sheets

                                                     December 31,      June 30,
                                                         2002            2002
                                                         ----            ----
                                                      (Unaudited)
Assets
------
Current assets:
     Cash                                            $   134,666    $   137,948
                                                     -----------    -----------
     Trade accounts receivable                         2,238,631      2,004,161
     Less allowance for doubtful accounts               (275,000)      (275,000)
                                                     -----------    -----------
         Net accounts receivable                       1,963,631      1,729,161
                                                     -----------    -----------
     Accounts receivable, other                          211,624        162,703
     Inventories:
         Raw materials                                   487,603        528,110
         Work-in-process                                 358,136        418,334
         Finished goods                                  807,890        843,860
                                                     -----------    -----------
         Total inventories                             1,653,629      1,790,304
                                                     -----------    -----------
     Prepaid expenses                                     84,485         35,632
     Current portion of notes receivable
         from related parties                                603            603
     Deferred income tax asset                           183,500        149,500
                                                     -----------    -----------
         Total current assets                          4,232,138      4,005,851
                                                     -----------    -----------

Property and equipment, at cost                        4,573,734      4,290,594
     Less accumulated depreciation
         and amortization                             (2,254,897)    (2,135,406)
                                                     -----------    -----------
         Net property and equipment                    2,318,837      2,155,188
                                                     -----------    -----------

Other Assets:
     Long-term notes receivable from
         related parties, net of current portion          20,470         20,470
     Loan acquisition costs, net of
         accumulated amortization of $5,125
         at December 31, 2002 and $3,075
         at June 30, 2002                                 35,875         37,925
     Equipment deposits                                  175,000        175,000
     Other assets                                         40,462         41,130
                                                     -----------    -----------

         Total other assets                              271,807        274,525
                                                     -----------    -----------

     TOTAL ASSETS                                    $ 6,822,782    $ 6,435,564
                                                     ===========    ===========

                          (Continued on following page)
                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------
                            Balance Sheets, Continued

                                                          December 31,     June 30,
                                                             2002            2002
                                                             ----            ----
                                                         (Unaudited)
Liabilities
-----------
Current Liabilities:
     Accounts payable                                    $ 1,431,529    $ 1,373,803
     Accrued property taxes                                   19,174         10,400
     Accrued payroll and related taxes                       200,304        198,887
     Accrued interest payable                                 75,857         80,106
     Current portion of long-term notes payable              354,000        239,000
     Current portion of capital lease obligations             74,000         75,000
     Other current liabilities                                31,998         24,908
                                                         -----------    -----------
         Total current liabilities                         2,186,862      2,002,104
                                                         -----------    -----------

Other Liabilities:
     Long-term notes payable, net of current portion       3,255,400      2,966,693
     Long-term capital lease obligations, net
         of current portion                                1,183,927      1,219,973
     Deferred income tax liability                           179,900        179,900
     Negative goodwill, net of accumulated
         amortization of $5,466 at June 30, 2002                --           61,744
                                                         -----------    -----------

         Total other liabilities                           4,619,227      4,428,310
                                                         -----------    -----------

         TOTAL LIABILITIES                                 6,806,089      6,430,414
                                                         -----------    -----------

Stockholders' Equity
--------------------
     Preferred stock: $10.00 par value, 400,000 shares
         authorized                                             --             --
     Common stock, $0.01 par value, 15,000,000
         shares authorized; 5,553,827 shares issued
         at December 31, 2002 and June 30, 2002               55,538         55,538
     Capital in excess of par value                        3,305,533      3,305,533
     Accumulated deficit                                    (465,263)      (476,806)
                                                         -----------    -----------
                                                           2,895,808      2,884,265
     Less 3,545,663 shares of treasury stock at cost      (2,879,115)    (2,879,115)
                                                         -----------    -----------

         NET STOCKHOLDERS' EQUITY                             16,693          5,150
                                                         -----------    -----------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                            $ 6,822,782    $ 6,435,564
                                                         ===========    ===========

                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------
                            Statements of Operations
                                   (Unaudited)

                                                       Three Months Ended           Six Months Ended
                                                          December 31                  December 31,
                                                          -----------                  ------------
                                                      2002           2001           2002           2001
                                                      ----           ----           ----           ----
Net sales                                        $ 3,056,436    $ 3,009,617    $ 6,198,075    $ 5,826,351
Cost of goods sold                                 2,408,805      2,433,337      4,974,472      4,663,836
                                                 -----------    -----------    -----------    -----------
      Gross profit                                   647,631        576,280      1,223,603      1,162,515
                                                 -----------    -----------    -----------    -----------

Operating expenses:
      Selling expenses                               281,745        284,619        522,811        566,282
      General and administrative expenses            314,007        349,519        645,172        689,284
                                                 -----------    -----------    -----------    -----------
           Total operating expenses                  595,752        634,138      1,167,983      1,255,566
                                                 -----------    -----------    -----------    -----------

           Operating earnings (loss)                  51,879        (57,858)        55,620        (93,051)
                                                 -----------    -----------    -----------    -----------


Other income (expenses):
      Interest income                                     93             31             76          5,785
      Interest expense                              (105,223)       (84,236)      (191,996)      (181,934)
      Gain on sale of assets                            --            4,700            100          4,700
      Other income (expense), net                     50,067         15,652         51,999         16,476
                                                 -----------    -----------    -----------    -----------
           Total other income (expense)              (55,063)       (63,853)      (139,821)      (154,973)
                                                 -----------    -----------    -----------    -----------

Loss before income taxes and cumulative effect
      of a change in accounting principle             (3,184)      (121,711)       (84,201)      (248,024)


Income tax benefit                                     2.000         48.000         34,000         99,000
                                                 -----------    -----------    -----------    -----------


Loss before cumulative effect of a change in
      accounting principle                            (1,184)       (73,711)       (50,201)      (149,024)


Cumulative effect of a change in accounting
      principle                                         --             --           61,744           --
                                                 -----------    -----------    -----------    -----------


Net earnings (loss)                              $    (1,184)   $   (73,711)   $    11,543    $  (149,024)
                                                 ===========    ===========    ===========    ===========

                         (Continued on following page)
                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------
                       Statements of Operations, Continued
                                   (Unaudited)

                                                        Three Months Ended                 Six Months Ended
                                                            December 31                      December 31,
                                                            -----------                      ------------
                                                       2002             2001             2002             2001
                                                       ----             ----             ----             ----
Earnings per common share:
      Basic
           Loss before cumulative effect of a
                change in accounting principle   $        0.00   $       (0.04)   $       (0.02)   $      (0.07)

           Cumulative effect of a change in
                accounting principle                      0.00            0.00             0.03             0.00
                                                 -------------   -------------    -------------    -------------


           Net earnings (loss)                   $        0.00   $       (0.04)   $        0.01    $       (0.07)
                                                 =============   =============    =============    =============

           Weighted average number of common
                shares                               2,008,164       2,008,164        2,008,164        2,008,164

      Diluted
           Loss before cumulative effect of a
                change in accounting principle   $        0.00   $       (0.04)   $       (0.02)   $       (0.07)

           Cumulative effect of a change in
                accounting principle                      0.00            0.00             0.03             0.00
                                                 -------------   -------------    -------------    -------------

           Net earnings (loss)                   $        0.00   $       (0.04)   $        0.01    $       (0.07)
                                                 =============   =============    =============    =============
           Weighted average number of common
                shares                               2,008,164       2,008,164        2,008,164        2,008,164


                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------
                            Statements of Cash Flows
                                   (Unaudited)

                                                             Six Months Ended
                                                                December 31,
                                                                ------------
                                                              2002        2001
                                                              ----        ----
Cash flows from operating activities:
     Net earnings (loss)                                  $  11,543    $(149,024)
     Adjustments to reconcile net earnings (loss)
         to net cash used in operating activities:
         Depreciation and amortization                      121,541      125,560
         Gain on sale of property and equipment                (100)      (4,700)
         Provision for doubtful accounts receivable            --         39,784
         Amortization of negative goodwill                     --         (1,171)
         Write off of negative goodwill                     (61,744)        --

     Change in assets and liabilities:
         Accounts receivable                               (234,470)    (287,983)
         Inventories                                        136,675      146,693
         Other current and non-current assets              (131,106)    (143,658)
         Accounts payable                                    57,726      150,531
         Accrued expenses and other current liabilities      13,032       44,473
                                                          ---------    ---------
              Net cash used in operating activities         (86,903)     (79,495)
                                                          ---------    ---------
Cash flows from investing activities:
     Proceeds from sale of property and equipment               100        4,700
     Purchase of property and equipment                     (22,190)     (16,393)
                                                          ---------    ---------
              Net cash used in investing activities       $ (22,090)   $ (11,693)
                                                          ---------    ---------

                          (Continued on following page)
                 See accompanying notes to financial statements

                             W-W CAPITAL CORPORATION
                             -----------------------
                       Statements of Cash Flows, Continued
                                   (Unaudited)

                                                              Six Months Ended
                                                                 December 31,
                                                                 ------------

                                                             2002            2001
                                                             ----            ----
Cash flows from financing activities:
     Payments on notes payable, financial
         institutions and government entities           $(5,950,483)   $(5,398,097)
     Proceeds from notes payable                          6,093,240      5,515,750
     Payments on capital leases                             (37,046)       (32,124)
     Payment of loan acquisition costs                         --          (41,000)
                                                        -----------    -----------
         Net cash provided by financing
               activities                                   105,711         44,529
                                                        -----------    -----------

     Net decrease in cash                                    (3,282)       (46,659)
     Cash at beginning of period                            137,948        216,473
                                                        -----------    -----------

     Cash at end of period                              $   134,666    $   169,814
                                                        ===========    ===========

Supplemental Information:

     Cash paid during the period for interest           $   196,245    $   136,946

     Installment loans to acquire property and
         equipment                                      $   260,950    $      --

      Installment loans to acquire residential rental
         property                                       $      --      $    28,543

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

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles for full-year financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to W-W Capital Corporation's financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2002. In the opinion of management, all adjustments (consisting of normal recurring accrual basis adjustments) considered necessary for a fair presentation have been reflected in the accompanying financial statements. Operating results for the three and six month periods ended December 31, 2002, are not necessarily indicative of the result that may be expected for the year ended June 30, 2003.

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

-------------------------------------------------------------------------

         A reconciliation of reported net income (loss) adjusted to reflect the adoption of SFAS No. 141 as if it had been effective July 1, 2001 is as follows:

                                                 Three Months Ended           Six Months Ended
                                                     December 31                 December 31,
                                                     -----------                 ------------
                                                 2002          2001           2002          2001
                                                 ----          ----           ----          ----
Reported net income (loss)                  $   (1,184)  $  ( 73,711)   $    11,543   $  ( 149,024)
Subtract-back adjustment for
     accounting change                            --            --          (61,744)          --
Add-back goodwill amortization                    --             586           --            1,171
                                            ----------   -----------    -----------   ------------
Adjusted net income (loss)                  $   (1,184)  $   (73,125)   $  ( 50,201)  $   (147,853)
                                            ==========   ===========    ===========   ============

Adjusted net income (loss) per share-
     basic                                  $     0.00   $    ( 0.04)   $    ( 0.02)  $     ( 0.07)

Adjusted net income (loss) per share-
     diluted                                $     0.00   $     (0.04)   $    ( 0.02)  $     ( 0.07)

NOTE 4 - RELATED PARTY TRANSACTION
----------------------------------

         The Company has a number of related party transactions. See the footnotes to W-W Capital Corporation financial statements for the year ended June 30, 2002, included in its Annual Report on Form 10-K for the nature and type of related party transactions.

         A summary of the related party transactions that effect the Company's statement of operations for the three and six months ended December 31, 2002 and 2001, respectively, is as follows:

                            Three Months Ended             Six Months Ended
                               December 31,                   December 31,
                               ------------                   ------------
Transactions with
related parties            2002           2001             2002           2001
---------------            ----           ----             ----           ----

Rent expense            $    --        $  1,000          $   --       $   2,500

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
-------------------------------------------------------------------------

         The business of the Company is carried on within one segment group by three operating units. The livestock handling equipment segment is composed of W-W Manufacturing (W-W Manufacturing), Eagle Enterprises (Eagle) and W-W Paul Scales (Paul).

Analysis of Results of Operations
---------------------------------

         The Company had net income of $11,543 for the six months ended December 31, 2002, as compared to a net loss of $149,024 for the same period of 2001. For the three month period ended December 31, 2002, the Company incurred a loss of $1,184 as compared to $73,711 for the same period of 2001. The increase in earnings reflects the Company's recovery from transition costs associated with the manufacturing plant shut down in Dodge City, Kansas as well as a slight improvement in economic conditions throughout the United States. Additionally, the Company had a change in estimate regarding a fire claim receivable that resulted in an increase in income of $49,141. The loss for the three month period ended December 31, 2002 is attributable to normal slow sales during the winter months and holiday season.

         Net sales increased to $6,198,075 for the six months ended December 31, 2002, compared to $5,826,351 for 2001. The increase of $371,724 took place in all three locations. The Thomas, Oklahoma plant had an increase in sales of $257,157 while the Livingston, Tennessee and Duncan, Oklahoma plants had increases of $56,270 and $58,297 respectively. The increase in sales is attributable to an overall recovery in the economy as well as an aggressive attempt to limit the effects of the economic slowdown by analyzing existing products and introducing new products and product lines which allows the Company to gain acceptance with new customers and move into markets not normally serviced by the Company. The Company is also involved in several projects, which includes special sales to expo centers, fairs and livestock shows. Based on present conditions, the Company anticipates sales to increase significantly during the second half of fiscal 2003.

         Gross margins decreased slightly for the six months ended December 31, 2002 to 19.7% as compared to 20.0% in 2001. The Company was able to keep gross margins steady while increased steel costs have hampered manufacturing companies throughout the country. The Company continues to seek manufacturing improvements in cost reductions as well as price adjustments and system analysis. Management expects continued improvements in gross margins throughout 2003.

         Selling expenses as a percentage of sales decreased for the six months ended December 31, 2002 as a percentage of sales from 9.7% in 2001 to 8.4% in 2002. Total dollars expended for selling expense decreased $43,471 during the six month period ended December 31, 2002. Through the balance of the fiscal year, management will continue to evaluate selling expense to find ways to keep costs in line as a percentage of sales, as we continue to grow markets and market share with new products.

         General and administrative expense decreased for the six months ended December 31, 2002 as a percentage of sales to 10.4% as compared to 11.8% for the same period of 2001. Overall dollars spent on general and administrative expenses decreased $44,112 while sales increased. The Company will continue to evaluate ways to lower general and administrative expense through the use of centralization, job realignment, and line-by-line expense reductions. It is anticipated that general and administrative costs will continue to improve during fiscal 2003.

         Interest expense increased for the six months ended December 31, 2002 to $191,996 from $181,934 for the same period of 2001. Interest expense for the three months ended December 31, 2002 increased to $105,223 from $84,236 for the same three-month period of 2001. This increase is due to heavy borrowings on the revolving lines to support the economic slow down and related slow down of customer payments and decrease in cash flow. As profits and cash flow increase, the Company plans to reduce debt, thereby reducing overall interest expense.

Liquidity and Capital Resources
-------------------------------

         The Company's principal sources of liquidity are borrowings under its credit facilities and from internally generated funds. The Company consumed funds from operations of $86,903 primarily caused by an increase in net accounts receivable balances. The Company used cash in investing activities of $22,090 primarily for the purchase of new property and equipment. Financing activities resulted in an increase in borrowings of $105,711 for the six months ended December 31, 2002. As the Company moves into the second half of fiscal 2003, it anticipates increased sales growth with a steadily decline in borrowings.

         There were no significant changes in the Company's credit facilities during the quarter ended December 31, 2002. The Company was also in compliance with all covenants related to credit facilities at December 31, 2002. The Company feels that it will improve in both sales and operating earnings throughout fiscal 2003 and that continued benefits will be realized because of the plant move to Thomas, Oklahoma. With increased working capital and lines of credit, the Company feels it has an adequate supply of liquidity to meet its needs.

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

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risks
-------------------------------------------------------------------------

         The Company is exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow, assuming other factors are held constant. At December 31, 2002, the Company had variable rate notes payable of approximately $2,857,000. Holding other variables constant, the pre-tax earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates would be approximately $28,600.


ITEM 4.       Controls and Procedures
-------------------------------------

         As of December 31, 2002, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic Securities Exchange Commission
(SEC) filings. Disclosure controls and procedures are defined as controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

                                      W W CAPITAL CORPORATION
                                            (Registrant)

Dated: February 28, 2003              By: /s/ Steve D. Zamzow
                                         ---------------------------------
                                         Steve D. Zamzow,  President  & CEO



Dated: February 28, 2003              By: /s/ Mike Dick
                                         ---------------------------------
                                         Mike Dick, Controller

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




         Dated:  February 28, 2003     By: /s/ Steve D. Zamzow
                                           ----------------------------------
                                           Steve D. Zamzow, President and CEO