Form 10-Q
period 2003-03-31
W W CAPITAL CORP
filed 2003-05-13
CIK 831253

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For Quarterly Period Ended March 31, 2003
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _______ to _______

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                     Yes ___    No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class                             Number of Shares Outstanding
-------------------                                  at May 13, 2003
   Common stock                                   ---------------------
 $ 0.01 Par Value                                      2,008,164

                             W-W CAPITAL CORPORATION

                                      Index
                                      -----

PART I        FINANCIAL INFORMATION                               PAGE NO.
------        ---------------------                               --------

Item 1        Balance Sheets
------          March 31, 2003 and June 30, 2002                      1

              Statements of  Operations
                Three and Nine Months Ended
                March 31, 2003 and 2002                               3

              Statements of Cash Flows
                Nine Months Ended
                March 31, 2003 and 2002                               5

              Notes to Financial Statements                           7

Item 2        Management's Discussion and Analysis
------          of Financial Condition and Results
                of Operations                                         9

Item 3        Quantitative and Qualitative Disclosures               11
------          About Market Risks


Item 4        Controls and Procedures                                11
------


PART II       OTHER INFORMATION
-------       -----------------

Item 1        LEGAL PROCEEDINGS                                      12
------
Item 2        CHANGES IN SECURITIES                                  12
------
Item 3        DEFAULTS UPON SENIOR SECURITIES                        12
------
Item 4        SUBMISSION OF MATTERS TO VOTE OF
------          SECURITY HOLDERS                                     12

Item 5        OTHER INFORMATION                                      12
------
Item 6        EXHIBITS AND REPORT ON FORM 8-K                        12
------

              SIGNATURES                                             13

                         Part I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                             W-W CAPITAL CORPORATION
                             -----------------------
                                 Balance Sheets

                                                        March 31,      June 30,
                                                          2003           2002
                                                          ----           ----
                                                      (Unaudited)
Assets
------
Current assets:
     Cash                                            $    78,645    $   137,948
                                                     -----------    -----------
     Trade accounts receivable                         1,740,362      2,004,161
     Less allowance for doubtful accounts               (275,000)      (275,000)
                                                     -----------    -----------
         Net accounts receivable                       1,465,362      1,729,161
                                                     -----------    -----------
     Accounts receivable, other                           57,966        162,703
     Inventories:
         Raw materials                                   504,486        528,110
         Work-in-process                                 433,429        418,334
         Finished goods                                  632,894        843,860
                                                     -----------    -----------
              Total inventories                        1,570,809      1,790,304
                                                     -----------    -----------
     Prepaid expenses                                     79,072         35,632
     Current portion of notes receivable
         from related parties                                603            603
      Deferred income tax asset                          233,500        149,500
                                                     -----------    -----------
         Total current assets                          3,485,957      4,005,851
                                                     -----------    -----------

Property and equipment, at cost                        4,564,746      4,290,594
     Less accumulated depreciation
         and amortization                             (2,291,000)    (2,135,406)
                                                     -----------    -----------
         Net property and equipment                    2,273,746      2,155,188
                                                     -----------    -----------

Other Assets:
     Long-term notes receivable from
         related parties, net of current portion          20,470         20,470
     Loan acquisition costs, net of
         accumulated amortization of $6,150
         at March 31, 2003 and $3,075 at
         June 30, 2002                                    34,850         37,925
     Equipment deposits                                  175,000        175,000
     Other assets                                         40,462         41,130
                                                     -----------    -----------
         Total other assets                              270,782        274,525
                                                     -----------    -----------

     TOTAL ASSETS                                    $ 6,030,485    $ 6,435,564
                                                     ===========    ===========

                          (Continued on following page)
                See accompanying notes to financial statements.

                            W-W CAPITAL CORPORATION
                            -----------------------
                            Balance Sheets, Continued

                                                            March 31,      June 30,
                                                              2003           2002
                                                              ----           ----
                                                          (Unaudited)
Liabilities
-----------
Current Liabilities:
     Accounts payable                                    $ 1,311,370    $ 1,373,803
     Accrued property taxes                                   13,505         10,400
     Accrued payroll and related taxes                       181,178        198,887
     Accrued interest payable                                 16,642         80,106
     Current portion of long-term notes payable              357,000        239,000
     Current portion of capital lease obligations             78,000         75,000
     Other current liabilities                                18,092         24,908
                                                         -----------    -----------
         Total current liabilities                         1,975,787      2,002,104
                                                         -----------    -----------

Other Liabilities:
     Long-term notes payable, net of current portion       2,769,787      2,966,693
     Long-term capital lease obligations, net
         of current portion                                1,163,595      1,219,973
     Deferred income tax liability                           179,900        179,900
     Negative goodwill, net of accumulated
         amortization of $5,466 at June 30, 2002                --           61,744
                                                         -----------    -----------

         Total other liabilities                           4,113,282      4,428,310
                                                         -----------    -----------

         TOTAL LIABILITIES                                 6,089,069      6,430,414
                                                         -----------    -----------

Stockholders' Equity (Deficit)
------------------------------
     Preferred stock: $10.00 par value, 400,000 shares
         authorized                                             --             --
     Common stock, $0.01 par value, 15,000,000
         shares authorized; 5,553,827 shares issued
         at March 31, 2003 and June 30, 2002                  55,538         55,538
     Capital in excess of par value                        3,305,533      3,305,533
     Accumulated deficit                                    (540,540)      (476,806)
                                                         -----------    -----------
                                                           2,820,531      2,884,265
     Less 3,545,663 shares of treasury stock at cost      (2,879,115)    (2,879,115)
                                                         -----------    -----------
         TOTAL STOCKHOLDERS' EQUITY
         (DEFICIT)                                           (58,584)         5,150
                                                         -----------    -----------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY (DEFICIT)                  $ 6,030,485    $ 6,435,564
                                                         ===========    ===========

                See accompanying notes to financial statements.

                            W-W CAPITAL CORPORATION
                            -----------------------
                            Statements of Operations
                                   (Unaudited)

                                                          Three Months Ended             Nine Months Ended
                                                               March 31                      March 31,
                                                               --------                      ---------
                                                          2003           2002           2003           2002
                                                          ----           ----           ----           ----
Net sales                                            $ 2,784,624    $ 3,182,454    $ 8,982,699    $ 9,008,805
Cost of goods sold                                     2,215,033      2,373,685      7,189,505      7,037,521
                                                     -----------    -----------    -----------    -----------
      Gross profit                                       569,591        808,769      1,793,194      1,971,284
                                                     -----------    -----------    -----------    -----------
Operating expenses:
      Selling expenses                                   297,061        303,094        819,872        869,376
      General and administrative expenses                305,011        276,981        950,183        966,265
                                                     -----------    -----------    -----------    -----------
           Total operating expenses                      602,072        580,075      1,770,055      1,835,641
                                                     -----------    -----------    -----------    -----------

           Operating earnings (loss)                     (32,481)       228,694         23,139        135,643
                                                     -----------    -----------    -----------    -----------
Other income (expense):
      Interest income                                        101           --              176          5,690
      Interest expense                                   (91,429)       (79,145)      (283,425)      (260,984)
      Gain (loss) on sale of assets                       (2,950)          --           (2,850)         4,700
      Other income (expense), net                          1,482         14,605         53,482         31,081
                                                     -----------    -----------    -----------    -----------
           Total other income (expense)                  (92,796)       (64,540)      (232,617)      (219,513)
                                                     -----------    -----------    -----------    -----------

Earnings (loss) before income taxes and cumulative
      effect of a change in accounting principle        (125,277)       164,154       (209,478)       (83,870)

Income tax benefit (expense)                              50,000        (65,000)        84,000         34,000
                                                     -----------    -----------    -----------    -----------
Earnings (loss) before cumulative effect of a
      change in accounting principle                     (75,277)        99,154       (125,478)       (49,870)

Cumulative effect of a change in accounting
      principle                                             --             --           61,744           --
                                                     -----------    -----------    -----------    -----------

Net earnings (loss)                                  $   (75,277)   $    99,154    $   (63,734)   $ ( 49,870)
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

                             W-W CAPITAL CORPORATION
                             -----------------------
                       Statements of Operations, continued
                                   (Unaudited)

                                                             Three Months Ended                Nine Months Ended
                                                                  March 31                          March 31,
                                                                  --------                          ---------
                                                             2003            2002             2003             2002
                                                             ----            ----             ----             ----
Earnings per common share:
      Basic
           Earnings (loss) before cumulative effect
                of a change in accounting principle   $       (0.04)   $        0.05   $       (0.06)   $       (0.02)

           Cumulative effect of a change in
                accounting principle                           0.00             0.00            0.03             0.00
                                                      -------------    -------------   -------------    -------------

           Net earnings (loss)                        $       (0.04)   $        0.05   $       (0.03)   $       (0.02)
                                                      =============    =============   =============    =============
           Weighted average number of common
                shares                                    2,008,164        2,008,164       2,008,164        2,008,164

      Diluted
           Earnings (loss) before cumulative effect
                of a change in accounting principle   $       (0.04)   $        0.05   $       (0.06)   $       (0.02)

           Cumulative effect of a change in
                accounting principle                           0.00             0.00            0.03             0.00
                                                      -------------    -------------   -------------    -------------

           Net earnings (loss)                        $       (0.04)   $        0.05   $       (0.03)   $       (0.02)
                                                      =============    =============   =============    =============
           Weighted average number of common
                shares                                    2,008,164        2,008,164       2,008,164        2,008,164


                See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------
                            Statements of Cash Flows
                                   (Unaudited)

                                                            Nine Months Ended
                                                                 March 31,
                                                                 ---------
                                                             2003         2002
                                                             ----         ----
Cash flows from operating activities:
     Net loss                                             $ (63,734)   $ (49,870)
     Adjustments to reconcile net loss to
         net cash provided by (used in) operating
         activities:
         Depreciation and amortization                      183,077      186,005
         (Gain)/loss on sale of property and equipment        2,850       (4,700)
         Provision for doubtful accounts receivable          10,820       39,784
         Amortization of negative goodwill                     --         (1,757)
         Write off of negative goodwill                     (61,744)        --

     Change in assets and liabilities:
         Accounts receivable                                252,979     (204,322)
         Inventories                                        219,495      142,558
         Other current and non-current assets               (22,035)     (31,314)
         Accounts payable                                   (62,433)      79,239
         Accrued expenses and other current liabilities     (84,884)       4,632
                                                          ---------    ---------
              Net cash provided by operating activities     374,391      160,255
                                                          ---------    ---------

Cash flows from investing activities:
     Proceeds from sale of property and equipment            11,100        4,700
     Purchase of property and equipment                     (32,004)     (22,111)
                                                          ---------    ---------
              Net cash used in investing activities       $ (20,904)   $ (17,411)
                                                          ---------    ---------

                          (Continued on following page)
                 See accompanying notes to financial statements

                             W-W CAPITAL CORPORATION
                             -----------------------
                       Statements of Cash Flows, Continued
                                   (Unaudited)

                                                             Nine Months Ended
                                                                 March 31,
                                                                 ---------
                                                            2003           2002
                                                            ----           ----
Cash flows from financing activities:
     Payments on notes payable, financial
         institutions and government entities          $(9,389,861)   $(8,679,410)
     Proceeds from notes payable                         9,030,449      8,577,774
     Payments on capital leases                            (53,378)       (48,694)
     Payment of loan acquisition costs                        --          (41,000)
                                                       -----------    -----------
         Net cash used in financing activities            (412,790)      (191,330)
                                                       -----------    -----------

     Net decrease in cash                                  (59,303)       (48,486)
     Cash at beginning of period                           137,948        216,473
                                                       -----------    -----------

     Cash at end of period                             $    78,645    $   167,987
                                                       ===========    ===========

Supplemental Information:

     Cash paid during the period for interest          $   315,581    $   226,731

     Installment loans to acquire property and
         equipment                                     $   280,506    $    11,135

     Installment loans to acquire residential rental
         property                                      $      --      $    28,543


                 See accompanying notes to financial statements.

                             W-W CAPITAL CORPORATION
                             -----------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

NOTE 1 - BASIS OF PRESENTATION
------------------------------

       The accompanying unaudited financial statements include the accounts of W-W Capital Corporation (the Company) and its wholly-owned subsidiary W-W Manufacturing Co., Inc. All significant intercompany accounts and transactions have been eliminated.

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles for full-year financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to W-W Capital Corporation's financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2002. In the opinion of management, all adjustments (consisting of normal recurring accrual basis adjustments) considered necessary for a fair presentation have been reflected in the accompanying financial statements. Operating results for the three and nine month periods ended March 31, 2003, are not necessarily indicative of the result that may be expected for the year ended June 30, 2003.

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

-------------------------------------------------------------------------

         A reconciliation of reported net income (loss) adjusted to reflect the adoption of SFAS No. 141 as if it had been effective July 1, 2001 is as follows:

                                            Three Months Ended       Nine Months Ended
                                                 March 31                 March 31
                                                 --------                 --------
                                             2003         2002        2003         2002
                                             ----         ----        ----         ----
Reported net income (loss)              $  (75,277)   $  99,154   $ (63,734)   $ (49,870)
Subtract-back adjustment for
     accounting change                        --           --       (61,744)        --
Add-back goodwill amortization                --            586        --          1,757
                                        ----------    ---------   ---------    ---------
Adjusted net income (loss)              $  (75,277)   $  99,740   $(125,478)   $ (48,113)
                                        ==========    =========   =========    =========

Adjusted net income (loss) per share-
     basic                              $    (0.04)   $    0.05   $   (0.06)   $   (0.02)

Adjusted net income (loss) per share-
     diluted                            $    (0.04)   $    0.05   $   (0.06)   $   (0.02)


NOTE 4 - RELATED PARTY TRANSACTION
----------------------------------

         The Company has a number of related party transactions. See the footnotes to W-W Capital Corporation financial statements for the year ended June 30, 2002, included in its Annual Report on Form 10-K for the nature and type of related party transactions.

         A summary of the related party transactions that effect the Company's statement of operations for the three and nine months ended March 31, 2003 and 2002, respectively, is as follows:

                          Three Months Ended          Nine Months Ended
                              March 31,                   March 31,
                              ---------                   ---------
Transactions with
-----------------
Related parties          2003          2002          2003          2002
---------------          ----          ----          ----          ----

Rent Expense          $   --        $   --        $   --        $  2,500

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

Analysis of Results of Operations
---------------------------------

         The Company had a net loss of $63,734 for the nine months ended March 31, 2003, as compared to a net loss of $49,870 for the same period of 2002. For the three month period ended March 31, 2003, the Company had a net loss of $75,277 as compared to net earnings of $99,154 for the same period of 2002. The Company is attempting to recover from a slow economy and drought conditions felt throughout the Western and Midwestern United States.

         Sales decreased slightly from $9,008,805 for the nine months ended March 31, 2002, compared to $8,982,699 for 2003. The decrease is consistent with sales the last two years and is attributable to a general slowdown in the economy as well as drought conditions in the Western and Midwestern United States. Sales at the W-W Manufacturing location increased from $5,763,973 to $6,154,046 for the same nine-month period of 2002 and 2003. Sales decreased at the Eagle plant from $2,074,018 for the nine months ended March 31, 2002 as compared to $1,616,668 for the same period of 2003. Sales at the Paul location increased from $1,170,814 for the nine months ended March 31, 2002 to $1,211,985 for the same nine-month period in 2003. Sales throughout fiscal 2003 have shown a continued decline from $3,141,639 for the first quarter to $2,784,624 for the third quarter. The Company is attempting to limit the effect of the economic slowdown by continuing to analyze existing product improvements and new product introductions which have allowed the Company to gain acceptance with new customers and move into markets not normally serviced by the Company. The Company is presently involved in several projects, which includes special sales to expo centers, fairs and livestock shows. The Company anticipates an increase in sales during the fourth quarter of 2003.

         The drastic decline in sales at the Eagle plant is due to several factors. The major factor appears to be our dealers/distributors desire to purchase only powder coat paint products. The Eagle plant is not equipped with powder coat technology and the Company estimates that this technology would cost approximately $400,000 to implement. During the third quarter of fiscal 2003 the Company began preliminary internal discussions regarding the feasibility of closing of the Eagle plant. With manufacturing efficiencies being felt at the new W-W Manufacturing plant in Thomas, Oklahoma, the Company believes it is in position to begin these discussions. Currently, many of the Eagle plant orders are being manufactured at the W-W Manufacturing location. As of the date of this report, there have been no decisions made in regards to the closing of the Eagle plant or any determinations related to potential financial statement effects.

         Gross margins decreased for the nine months ended March 31, 2003 to 20.0% as compared to 21.9% in 2002. The decreased margins are the result of an increase in workers compensation insurance rates as well as steel tariffs imposed by Congress that resulted in higher steel costs that affected all the plants during the year. Because of the slow economy, the Company did not believe the increase in costs could be passed on to customers through price increases without a large reduction in sales. Management anticipates improvement in regards to gross margins as the cost of steel is expected to drop during the fourth quarter of 2003 and first quarter of 2004. The Company continues to seek improvements through manufacturing system analysis as well as price adjustments. The Company has also reduced labor costs by implementing hiring freezes throughout the company as well as limited raises for current employees. This continual fine-tuning and adjustment of manufacturing costs has allowed the Company to keep gross margins relatively consistent while experiencing a slowdown in sales.

         Selling expenses as a percentage of sales decreased for the nine months ended March 31, 2003 from 9.7% in 2002 to 9.1% in 2003. Total dollars expended for selling expense decreased $49,504 for the nine month period ended March 31, 2003 as compared to the same period in 2002. Through the balance of the fiscal year, management will continue to evaluate selling expense to find ways to keep costs in line as a percentage of sales, as we continue to grow markets and market share with new products.

         General and administrative expense decreased slightly for the nine months ended March 31, 2003 as a percentage of sales from 10.6% in 2003 as compared to 10.7% for the same period of 2002. Overall dollars spent on general and administrative expenses decreased $16,082 for the nine months ended March 31, 2003 as compared to the same period of 2002. The Company believes that the general and administrative expense percentage will continue to remain consistent throughout the remainder of fiscal 2003.

         Interest expense increased for the nine months ended March 31, 2003 to $283,425 from $260,984 for the same period of 2002. Interest expense for the three months ended March 31, 2003 increased to $91,429 from $79,145 for the same three-month period of 2002. The increase reflects heavy borrowings on the revolving lines to support the slow down in sales due to economic slow down and related slow down of customer payments and decrease in cash flow. As profits and cash flow increase, the Company plans to reduce debt, thereby reducing overall interest expense.

Liquidity and Capital Resources
-------------------------------

         The Company has traditionally used a combination of cash generated from operations and its revolving credit facility to support operations and various growth initiatives. The Company generated funds from operations of $374,391 even though the Company realized a loss of $63,734. This was primarily caused by a decrease in accounts receivable and inventory. The Company uses cash in investing activities primarily for the purchase of new property and equipment. Cash purchases of property and equipment of $32,004 remained steady for the nine months ended March 31, 2003 compared to $22,111 for the same period ended March 31, 2002. Cash used in financing activities resulted in a decrease in borrowings of $412,790 for the nine months ended March 31, 2003. This compares to decreased borrowings of $191,330 for the same period ended March 31, 2002. As the Company moves into the final quarter of fiscal 2003, it anticipates that an increase in sales along with the cost saving benefits associated with the reduction in steel prices, borrowings will remain consistent.

         There were no significant changes in the company's credit facilities during the quarter ended March 31, 2003. The Company was also in compliance with all covenants related to credit facilities at March 31, 2003. The Company feels that it will improve in both sales volume and operating earnings through the fourth quarter of fiscal 2003. With increased working capital and lines of credit, the Company feels it has an adequate supply of liquidity to meet its current obligations.

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


ITEM 3.       Quantitative and Qualitative Disclosures About Market Risks
-------------------------------------------------------------------------

         The Company is exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow, assuming other factors are held constant. At March 31, 2003, the Company had variable rate notes payable of approximately $2,345,000. Holding other variables constant, the pre-tax earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates would be approximately $23,400.


ITEM 4.       Controls and Procedures
-------------------------------------

         As of March 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic Securities Exchange Commission (SEC) filings. Disclosure controls and procedures are defined as controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

ITEM 1.         LEGAL PROCEEDINGS
                -----------------
      Not Applicable

ITEM 2.         CHANGES IN SECURITIES
                ---------------------
     Not Applicable

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES
                -------------------------------
     Not Applicable

ITEM 4.         SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
                --------------------------------------------------

     On December 20, 2002, the Company held its annual meeting of stockholders, and the following maters were voted upon.

(A)      Election of the Board of Directors:

                     Nominee                     For            Against
                     -------                     ---            -------
                  Steve D. Zamzow             1,263,078         293,890
                  Millard T. Webster          1,261,801         295,167
                  L.M. "Mick" McCarty         1,264,001         292,967
                  Harold Gleason              1,263,801         293,167
                  Randall Kourt               1,264,001         292,967

(B) Proposal to elect Brock and Company, P.C., of Fort Collins, Colorado as the Independent Certified Public Accountants of the Corporation:

                             For           Against         Abstain
                             ---           -------         -------
                          1,267,180        288,473          1,315

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

                                    W W CAPITAL CORPORATION
                                          (Registrant)

Dated: May 13, 2003                 By: /s/ Steve D. Zamzow
                                       -----------------------------------
                                       Steve D. Zamzow,  President  & CEO


Dated: May 13, 2003                 By: /s/ Mike Dick
                                       ----------------------------------
                                       Mike Dick, Controller

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


         Dated:  May 13, 2003          By: /s/ Steve D. Zamzow
                                           -----------------------------
                                           Steve D. Zamzow, President and CEO