Form 10-K
period 2003-06-30
W W CAPITAL CORP
filed 2003-10-14
CIK 831253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

                Annual Report pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                     For the Fiscal year ended June 30, 2003

                          Commission File No.: 0-17757


                             W W CAPITAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Nevada                                             93-0967457
--------------------------------------                       -----------------
(State or other jurisdiction of                                (IRS Employer
  incorporation of organization)                            Identification No.)


3500 JFK Parkway, Suite 202
Ft. Collins, Colorado                                      80525
--------------------------------------                   ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
[    ] Yes      [ X ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Company on October 14, 2003 (1,748,708 shares of common stock) was $17,487 (*) based on the average of the bid and asked prices ($0.010 per share) as quoted on the over the counter market.

The number of shares outstanding of each of the Company's sales of common stock, as of October 14, 2003 was:

                         Common Stock, 2,010,614 Shares
                         $.01 par value

*This value is not intended to make any representation as to the value or worth of the Company's shares of common stock. The number of shares held by non-affiliates of the Company has been calculated by subtracting shares held by controlling persons of the Company from the shares issued by the Company and outstanding.

Documents Incorporated by Reference:
------------------------------------

The Registrant hereby incorporates herein by reference the following documents:

Part III

Item 10.  Directors and Executive Officers of the Registrant.

Item 11.  Executive Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Item 13.  Certain Relationships and Related Transactions.

Item 14.  Principal Accounting Fees and Services.

The foregoing are incorporated by reference from the Registrant's definitive Proxy Statement relating to its annual meeting of stockholders, which will be filed in an amendment within 120 days of June 30, 2003.

Item 15.  Exhibits:
1. Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended June 30, 1990.
2. Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991.
3. Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended June 30, 1991.
4. Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended June 30, 1992.
5. Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended June 30, 1993.
6. Incorporated by reference from the Registrant's definitive Proxy Statement filed in conjunction with the Registrants' Annual Meeting of Shareholders held January 5, 2001.

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

1                             W W CAPITAL CORPORATION
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

On October 26, 1992, the Company entered into an exchange agreement ("Eagle Exchange Agreement") with Eagle Enterprises, Inc., a Tennessee corporation ("Eagle"), whereby the Company would issue to Eagle common stock, in exchange for all the outstanding stock of Eagle. The consummation of the Eagle Exchange Agreement was subject to approval by the Board of Directors of the Company. At a special meeting of the Board of Directors held October 20, 1992, the Board unanimously approved the acquisition. The actual closing and exchange of stock took place on October

26, 1992. Under the terms of the Eagle Exchange Agreement, the sole stockholder of Eagle (Jerry Bellar) received 325,000 shares of W W Capital Corporation common stock in exchange for all the outstanding common shares (1,539) of Eagle Enterprises. The shares had an aggregate value of $893,750 at the day of closing. The purchase price was arrived through an arms length negotiation. Eagle Enterprises was formed in August 1985 to manufacture livestock handling equipment. The company is presently located in a 40,000 square foot facility on 11 1/2 acres in Livingston, Tennessee. The Company's primary products are livestock panels and gates.

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

On March 21, 2000, W-W Manufacturing, a wholly owned subsidiary of the Company, acquired various assets and assumed various liabilities of the Adrian J. Paul Company, (renamed W-W Paul Scales) of Duncan, Oklahoma, out of bankruptcy. The transaction was accounted for as a purchase and, accordingly, the excess of the asset values acquired over the liabilities assumed were used first to reduce long term assets and the remainder was recorded as negative goodwill of $67,210. W-W Paul Scales operates as a division of W-W Manufacturing and is currently doing business in a 35,000 square foot facility. The Company's primary functions are the manufacture of livestock scales and hydraulic chutes.

On January 5, 2001, the Shareholders of the Company voted to sell its water and environmental product segment, Titan Industries, Inc., to certain shareholders of the Company in exchange for 3,387,949 shares, or approximately 61.0%, of the common stock of the Company. The transaction had an effective date of December 31, 2000. In addition to giving up its interest in Titan, the Company also contributed the sum of $850,000 to the capital of Titan to equalize the value of the consideration being exchanged. The sale was accounted for as a treasury stock transaction and a loss on disposal of $14,900 was recorded as the result of professional fees attributable to the transaction.

(b)               Financial Information About Industry Segments
                  ---------------------------------------------

The continuing business of the Company is carried on within one segment by three operating units, each with its own organization. The management of each operating unit has responsibility for product development, manufacturing, marketing and for achieving a return on investment in accordance with the standards and budgets established by W W Capital. Overall supervision, coordination and financial control are maintained by the executive staff from the corporate headquarters located at 3500 JFK Parkway, Suite 202, Ft. Collins, Colorado. As of June 30, 2003, the Company and its segments had approximately 120 employees. The reader is referred to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and notes to the Company's financial statements for certain financial information regarding this segment.

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

                       LIVESTOCK HANDLING EQUIPMENT GROUP
                       ----------------------------------

Principal Products, Markets and Distribution
--------------------------------------------

The livestock handling group manufactures a broad line of cattle handling, equine (horse), and rodeo equipment and containment systems. Farmers, ranchers, rodeos, county fairs, veterinarians, and universities use this equipment. Presently, with its 58-year-old history, W-W Manufacturing the primary subsidiary of this segment, is well recognized in the industry as the leader in production of livestock equipment. With the acquisition of Eagle Enterprises, October 1992, the Company experienced growth in the eastern United States.

Eagle has the manufacturing capacity to produce the majority of W-W Manufacturing line of products, thus improving its delivery time to dealer/distributors in the east, and southeastern United States. The Eagle plant was realigned to complement the W-W Manufacturing line of products. This is significant since the W-W line has a long-term (58 years) reputation as an industry leader and manufacturer of quality equipment. Eagle was hit hard by the sluggish economy in 2002, the need to update certain equipment and the need for installation of a new paint system. During November 2002 the decision was made to scale back operations until a new inline pre-galvanized product could be marketed. Eagle began marketing this new product during June 2003.

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

With the acquisition of Adrian J. Paul Scales in March 2000 the Company entered the new market of livestock scales. These scales are used to weigh and track the development of various livestock. This market compliments the W-W line of equipment and can be sold by the existing W-W distributor/dealer network. Also the W-W line of products is being offered and sold by the distributors and dealers of the W-W Paul Scale Company. The Company is in the process of developing several new scales that will compliment and work interrelated with the W-W cattle line of chutes.

Cost of distribution of products has and will continue to be a problem for the customers and the Company. To help lower this cost, the Company needs to continue to find ways to fill trucks with a variety of products. With the introduction of the feed equipment, and other horse related products, the Company believes these products will help reduce its distribution cost and provides its customer the opportunity to carry more items with less depth of inventory.

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

Competition
-----------

The Company encounters competition in varying degrees in both cattle handling and equine product lines. Competitors are primarily domestic producers of similar products. These companies compete in price, delivery schedules, quality, product performance, and other conditions of sales. During 2003 and 2002, management invested in new equipment, did extensive training, scheduled many live demonstrations, improved plant efficiencies, introduced new product improvements and new products, in order to maintain its competitive edge.

Strategy for Growth
-------------------

Growth is anticipated in two areas. First, the Company will continue to expand the distributor/dealer network throughout the country. Future growth will, however, be constrained by availability of capital resources and continuing improvement in market conditions.

Diversification into related product areas now served by the Company could afford a second area for growth. Management believes W-W Manufacturing's 58 year old reputation for quality, as well as for introducing new innovations into existing products, has positioned the Company ideally as a marketer for new products of its own as well as other companies' products.

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

                   OTHER INFORMATION RELATIVE TO THE BUSINESS
                   ------------------------------------------

Patents and Trademarks
----------------------

With the purchase of the Adrian J. Paul Company, the livestock handling equipment segment, has acquired various patents. The patents deemed useful to the Company are current and registered with the United States Patent Trademark Office. These patents deal with systems for weighing non-stationary objects, torque bar suspension scales with strap assemblies and an on board truck weighing system.

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

Dependence Upon a Single Customer
---------------------------------

Not Applicable

Dollar Amount of Backlog Orders
-------------------------------

Backlog in the livestock handling equipment group was $1,250,000 in 2003 as compared to $750,000 in 2002. This increase from 2002 is due to a slow recovery in economic conditions. This is expected to remain steady as we move into the fall season.

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

Compliance with Environmental Controls
--------------------------------------

The Company has faced issues with the Environmental Protection Agency regarding a paint system located at the Eagle plant located in Livingston, Tennessee. The Company was issued a temporary paint operating permit through December 31, 2001. Over the past two years, management worked with the EPA offices to negotiate an extension to the permit. In January 2003, the Company surrendered the temporary paint permit and discontinued all wet paint finishing at the facility. When, and if, painting resumes at the Eagle plant, a new permit will need to be applied for and issued. To the best of its knowledge, the Company believes that it is presently in substantial compliance with all other existing environmental laws.

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

Item 4.           Submission of Matters to a Vote of Security Holders
-------           ---------------------------------------------------

No matters were submitted for a vote of security holders of the Company during the fourth quarter of the fiscal year ended June 30, 2003.

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
-------           Matter
                  -------------------------------------------------------------

Market Information
------------------
                                High Bid           Low Bid
                                --------           -------
Quarter ended
-------------
September 30, 2001                $0.010            $0.010
December 31, 2001                  0.010             0.010
March 31, 2002                     0.010             0.010
June 30, 2002                      0.010             0.010

September 30, 2002                $0.010            $0.010
December 31, 2002                  0.010             0.010
March 31, 2003                     0.010             0.010
June 30, 2003                      0.010             0.010


The Company's common stock is listed on the over-the-counter market and trades under the symbol "WWCL".

Holders
-------

As of October 14, 2003 the Company had approximately 507 record holders of its common stock, not including some individuals holding shares in street name.

Dividends
---------

The Company did not pay dividends during 2003 or 2002 and does not intend to pay cash dividends in the foreseeable future. The management of the Company intends, for the present, to retain all available funds for the development of its business. Additionally, certain of the Company's loan covenants prohibit the paying of dividends.

Item 6.           Selected Financial Data
-------           -----------------------

                                       Year ended June 30
----------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS (A)

                           2003           2002           2001           2000           1999
Net Sales               11,530,445     12,652,044     13,092,869     12,210,587     9,108,446

Gross Profit Margin      2,099,090      2,920,538      2,278,452      2,492,566     1,774,109

Operating Earnings
(Loss)                    (271,288)       243,481        (95,939)       456,463       164,026

Interest Expense           380,241        338,248        296,265        171,124       164,755

Operating Expense        2,370,378      2,677,057      2,374,391      2,036,103     1,610,083

Earnings(Loss)
  From Continuing
  Operations              (409,120)        54,464       (247,455)       271,600        46,925

Net Earnings (Loss)       (347,376)        54,464       (174,136)       338,777       104,808

PER SHARE DATA
--------------
Earnings(Loss)
From Continuing
  Operations                  (.20)           .03           (.07)           .05           .01

Dividends per
  Common Share                 .00            .00            .00            .00           .00

Weighted Average
  Shares Outstanding     2,010,614      2,010,614      3,724,256      5,420,397     5,420,397

FINANCIAL CONDITION
-------------------
Total Assets             5,845,418      6,435,564      6,322,810      6,651,737     5,781,655
Fixed Assets (Net)       2,275,087      2,155,188      2,351,435      1,089,280     1,174,409
Long-Term Debt           2,645,976      4,186,666      4,087,665      1,521,418     1,606,879
Stockholders Equity       (342,226)         5,150        (49,314)     2,953,995     2,615,218
Working Capital (B)       (246,935)     2,003,747      1,676,546      1,627,455     1,174,058
Current Ratio (C)             0.93           2.00           1.80           1.80          1.75

A. This summary has been restated to reflect proper accounting treatment for the discontinued operations regarding the sale of Titan Industries, Inc. during the year ended 2001.

B. The year ended 2003 reflects a reclassification of debt from long-term to short-term due to violation of bank covenants at year-end.

C.   Percent of current assets to current liabilities.

Item 7.           Management's Discussion and Analysis of Financial Condition
-------           and Results of Operations
                  -----------------------------------------------------------

Statements contained in this Form 10-K that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Form 10-K could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are adverse economic conditions, industry competition and other competitive factors, government regulation and possible future litigation. The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto under Item 8.

The Company has incurred operating losses two out of the past three years, has a working capital deficit of $246,935 and has an accumulated deficit of $342,226 as of June 30, 2003. The report of independent auditors on the Company's June 30, 2003 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that it has developed a viable plan to address these issues and that its plan will enable the Company to continue as a going concern for the next twelve months. This plan includes the realization of revenues from the commercialization of new products and the reduction of certain operating expenses. Although the Company believes that its plan will be realized, there is no assurance that these events will occur. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

Results of Operations:

The following table presents, for the periods indicated, the dollar value and percentage relationship which certain items reflected in the Company's Statements of Operations. This percentage shows the percent as it relates to the total revenue.

                                                   2003                       2002                      2001
                                          -----------------------   -----------------------   -----------------------
Total revenues                            $ 11,530,445      100.0%  $ 12,652,044      100.0%  $ 13,092,869      100.0%
Cost of revenues                             9,431,355       81.8      9,731,506       76.9     10,814,417       82.6
                                          ------------      -----   ------------      -----   ------------      -----
Gross profit                                 2,099,090       18.2      2,920,538       23.1      2,278,452       17.4

Selling, general, and administrative
   expense                                   2,370,378       20.6      2,677,057       21.2      2,374,391       18.1
                                          ------------      -----   ------------      -----   ------------      -----
Operating earnings (loss)                     (271,288)      (2.4)       243,481        1.9        (95,939)      (0.7)
Other income (expense)                          54,909        0.6        174,631        1.3        103,206        0.8
Interest expense                              (380,241)      (3.3)      (338,248)      (2.6)      (296,265)      (2.3)
                                          ------------      -----   ------------      -----   ------------      -----
Earnings (loss) before income taxes           (596,620)      (5.1)        79,864        0.6       (288,998)      (2.2)
Income taxes from continuing
   operations                                  187,500        1.6        (25,400)      (0.2)        41,543        0.3
                                          ------------      -----   ------------      -----   ------------      -----
Net earnings (loss) from continuing
   operations                                 (409,120)      (3.5)        54,464        0.4       (247,455)      (1.9)

Net earnings of discontinued operations           --          0.0           --          0.0         73,319        0.6

Cumulative effect of a change in
   accounting principle                         61,744        0.5           --          0.0           --          0.0
                                          ------------      -----   ------------      -----   ------------      -----

Net earnings (loss)                       $   (347,376)      (3.0)% $     54,464        0.4%  $   (174,136)      (1.3)%
                                          ============      =====   ============      =====   ============      =====

Depreciation and amortization             $    242,582        2.1%  $    258,974        2.0%  $    221,491        1.7%
                                          ============      =====   ============      =====   ============      =====

On January 5, 2001, the Shareholders of the Company voted to sell it's water and environmental product segment, Titan Industries, Inc., to certain shareholders of the Company in exchange for 3,387,949 shares, or approximately 61.0% of the common stock of the Company. The transaction had an effective date of December 31, 2000. In addition to giving up its interest in Titan, the Company also contributed the sum of $850,000 to the capital of Titan to equalize the value of the consideration being exchanged. The sale was accounted for as a treasury stock transaction and the loss on disposal of $14,900 was the result of professional fees attributable to the transaction.

As a result of the sale of Titan, the accompanying financial statements have been restated for the years presented to reflect proper accounting treatment for discontinued operations. The reader should be aware that the management discussion and analysis for all years presented have been restated to include only discussion of the livestock equipment segment. Sales in the water and environmental product segment, disposed of during 2001, were $4,699,336 for the six month period ended December 31, 2000. Gross margins as a percentage of sales during the six month period ended December 31, 2000 were 14.3%. Total selling expenses as a percentage of sales were 4.8% for the six month period ended December 31, 2000. General and administration expense as a percentage of sales was 6.5% for the six month period ended December 31, 2000. Total interest expense for the six month period ended December 31, 2000 was $80,659.

Fiscal Year Ended June 30, 2003 Compared to Fiscal Year Ended June 30, 2002.

The Company had a net loss of $347,376 for the year ended June 30, 2003 compared to net earnings of $54,464 for the year ended June 30, 2002. The loss per share for fiscal 2003 amounted to $0.17, a decrease of $0.20 per share from earnings of $0.03 per share in fiscal 2002.

Sales decreased from $12,652,044 for the fiscal year ended June 30, 2002 to $11,530,445 for the fiscal year ended June 30, 2003. This decrease of $1,121,599, or 8.9%, was primarily due to a sluggish economy, the unsettled geo-political environment and the tapering back of production at the Livingston, Tennessee plant.

Sales at the W-W Manufacturing location in Thomas, Oklahoma increased $241,499, or 3.0%, from $8,077,658 in fiscal 2002 to $8,319,157 for the fiscal year ended June 30, 2003. Certain sales normally serviced at the Livingston, Tennessee plant were moved to the Thomas location due to customer requests for a powder coat paint finish. This helped sales levels at the Thomas location to remain consistent with prior years.

Sales at the Eagle Enterprises location in Livingston, Tennessee decreased $1,239,617, or 40.9%, from $3,033,256 in fiscal 2002 to $1,763,639 for the fiscal year ended June 30, 2003. The Livingston plant was hit hardest by the sluggish economy, the need to update certain equipment and the need for installation of a new paint system. After the powder coat paint system was implemented in Thomas, Oklahoma, many customers wanted to purchase only product with a powder coat finish. With the economic environment in decline, management decided that the cost to install a new paint system in the Livingston plant was to high and the risk too great for the Company to take. During November 2002 the decision to scale back operations at the Livingston plant was made. While certain revenues were transferred to the Thomas plant, many revenues were permanently lost. During June 2003 management made the decision to market a new inline pre-galvanized product from the Livingston plant. This product allows for manufacturing without problems related to paint. Management believes this new product will allow the Livingston plant to be in full operation by the second quarter of fiscal 2004.

Sales at the W-W Paul location in Duncan, Oklahoma decreased $123,481, or 7.9%, from $1,571,130 for the fiscal year ended June 30, 2002 to $1,447,649 for the fiscal year ended June 30, 2003. Whereas the Duncan location's primary manufacturing responsibilities are livestock scales and hydraulic squeeze chutes, they also serve as a supply source to the Thomas location. While all interdivision sales are eliminated for financial statement purposes, the Duncan location had a substantial increase in such sales. This allowed overall sales for the Duncan location to remain stable. With the improved economic outlook and the completion of new and redeveloped scales, management believes that sales at the Duncan location should increase during fiscal 2004.

Gross margins decreased from 23.1% in fiscal 2002 to 18.2% in fiscal 2003. This decrease of 4.9% is the result of an increase in workers compensation insurance rates as well as steel tariffs imposed by Congress that resulted in higher steel costs. In addition, the Livingston, Tennessee plant was affected by various paint finish related problems that resulted in the replacement of products to various customers at no charge. The Company did recover some of the replacement costs by selling and reworking the bad product, however not all costs could be recovered. The gross margin decrease is also the result of lower sales volumes, which did not allow for the absorption of fixed manufacturing overhead and several large special projects that resulted in a loss. Because of the slow economy and the competitive nature of many products, the Company did not believe the increase in costs could be passed on to customers through price increases without a large reduction in sales. Management anticipates improvement to gross margins as the cost of steel dropped during the last portion of fiscal 2003 and is expected to remain lower through the first half of fiscal 2004. The Company has also performed an extensive evaluation of raw material costs and found various ways to lower certain costs that will improve margins during fiscal 2004.

Selling expense as a percentage of sales increased from 9.1% in fiscal 2002 to 9.4% in fiscal 2003. The increase is due to lower sales volume. Total dollars expended for selling expenses decreased $65,255 for the fiscal year ended June 30, 2003 as compared to fiscal 2002. Management anticipates that selling expenses will remain steady throughout fiscal 2004.

General and administrative expenses decreased as a percentage of sales from 12.1% in fiscal 2002 to 11.1% for the fiscal year ended June 30, 2003. This decrease is a result of a write down of an accounts receivable balance of one large account that was in default of credit terms during fiscal year 2002. Management is continuing collection efforts and believes it is reasonably possible it will collect the balance due. Overall dollars spent for general and administrative cost, not including bad debt write downs, increased $7,024 for the fiscal year ended June 30, 2003 as compared to fiscal 2002.

Interest expense increased in fiscal 2003 to $380,241 as compared to $338,248 in 2002. The increase reflects heavy borrowings on the revolving lines of credit to support the slow down in sales due to the economic downturn and related slow down of customer payments and decrease in cash flow. As profits and cash flow increase, the Company plans to reduce debt, thereby reducing overall interest expense.

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

Inflation:

Raw material costs during fiscal 2003 were significantly higher than fiscal 2002. Steel costs most affected this increase. The Company attempts to adjust selling prices to offset the effects of increased raw material costs. However, these adjustments have historically been difficult to implement and tend to lag behind cost increases. Minimizing the exposure to such cost increases is the Company's diversity of operations and the ongoing efforts to achieve greater manufacturing efficiencies.

Liquidity and Capital Resources:

The Company's principal sources of liquidity are from working capital, internally generated funds and borrowing under its various credit facilities. The Company believes that these sources are sufficient to fund the current requirements of working capital, capital expenditures and other financial commitments. The Company has in place a revolving debt facility that could provide up to $2,200,000. The Company's working capital decreased for the year ended June 30, 2003 to $(246,935) as compared to $2,003,747 for June 30, 2002.
This reduction is due to the reclassification of long-term debt to current liabilities because the Company was in violation of certain bank covenants at year-end. The Company is currently negotiating new covenants with the bank for fiscal 2004.

The Company generated funds from operations of $190,041 primarily caused by a decrease in net accounts receivable and inventory balances. The provision for loss on the write off of accounts receivables amounted to $57,880 in fiscal 2003 as compared to $306,328 for the year ended June 30, 2002. This decrease is due to the write down of a large account that was in default of credit terms at June 30, 3002. The Company continues to vigorously attempt collection of this receivable and believes it is reasonably possible that it will succeed.

The report of independent auditors on the Company's June 30, 2003 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that it has developed a viable plan to address these issues and that its plan will enable the Company to continue as a going concern for the next twelve months. The plan includes the realization of revenues from the commercialization of new products and the reduction of certain operating expenses. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. There is no assurance that the Company will be able to achieve additional financing or that such events will be on terms favorable to the Company.

The Company used cash in investing activities for the purchase and replacement of property and equipment. Cash used in investing activities decreased to $18,548 for the year ended June 30, 2003 compared to $37,124 for the same period of 2002. Cash purchases for property and equipment remained consistent from $42,378 in 2002 to $41,148 in 2003.

Net cash used in financing activities resulted in a net decrease in borrowing on its revolving credit line of $104,366 for the year ended June 30, 2003. This decrease was the result of increased efficiencies in the new production plant in Thomas, Oklahoma and related pay down of the credit line. As the Company moves into fiscal 2004 it anticipates that borrowing under its revolving line will remain steady as sales increase and overall cash flow improves.

The Company amended its three-year loan arrangement with its principal lender, Wells Fargo Business Credit, during the year, increasing its term loan borrowings to help supply the present and future growth of the Company. Terms and conditions of the agreement were not altered significantly from the original term agreement. The Company also exercised an option to purchase the production facility in Duncan, Oklahoma, which it had been leasing. To finance the purchase, the Company borrowed $50,000 from the Duncan Area Economic Development Foundation and $160,584 from another of the Company's lending institutions, Bancfirst of Duncan, Oklahoma. All other banking and credit agreements were satisfactorily maintained throughout fiscal 2003.

Even with the weakened economic climate the Company has been able to maintain sales at reasonable levels. Gross margins were weakened because of increased material costs, production problems and discount incentives used to maintain sales levels. The Company anticipates a recovery in profits during fiscal 2003 due to a decline in steel costs and an overall improvement in the economic outlook.

Critical Accounting Policies:

Management's discussion and analysis of the Company's financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition. The Company generally recognizes revenue when products are shipped, which is when title and risk of loss pass to the buyer and provides for estimated returns and allowances at the time of sale. The Company permits customers to return defective products and incorrect shipments for credit against other purchases. Terms offered by the Company are standard for the industry.

Allowance for Doubtful Receivables. The Company uses the allowance method of accounting for bad debts. The allowance is based upon estimates using analysis of the company's prior experience, customer credit history and current economic trends.

Historically, the Company's estimates of bad debts related to its various receivables have been adequate to cover actual losses. Uncollectible accounts written off were $57,880, $306,328 and $28,212 for the fiscal years ended June 30, 2003, 2002 and 2001, respectively. The Company's estimates involve a significant amount of judgment, and actual results could differ adversely resulting in additional losses on receivables over and above the reserves provided. However, the Company believes its allowances for doubtful receivables are fairly stated as of June 30, 2003.

Inventories. Inventories are stated at the lower of cost or market and consist of raw materials, work-in-process and finished goods. Management evaluates the need to record adjustments for impairments of inventory on a quarterly basis. The determination of whether or not inventory items are slow moving, obsolete or in excess of needs requires estimates about the future demand and ongoing success of our products. A decrease in product demand due to changing customer tastes, consumer buying patterns or loss of display space to competitors could significantly impact our evaluation of our excess and obsolete inventories.

Accruals for Self-Insurance. Self-insurance accruals are made for certain claims associated with employee health care. These accruals include estimates that are based on historical losses. Differences in estimates and assumptions could result in an accrual requirement materially different from the calculated accrual.

Impairment of Long - Lived Assets. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Prior to June 30, 2002, the impairment of long-lived assets was accounted for in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of."

Income Taxes. The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standard
(SFAS) No. 109, "Accounting for Income Taxes". The Company recognizes deferred income taxes, net of valuation allowances, for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. As of June 30, 2003 the Company had approximately $157,100 in net deferred tax assets.

The Company evaluates on a regular basis the realizability of its deferred tax assets for each taxable jurisdiction. In making this assessment, management considers whether it is more likely than not that some portion or all of its deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all available evidence, both positive and negative, in making this assessment.

Recent Accounting Pronouncements:

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

In November 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). These rules supersede FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", providing a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. Statement 144 also supersedes the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business. Adoption of SFAS 144 did not have a material impact on the Company's financial condition, results of operations or cash flows.

In June 2001, the FASB issued SFAS No. 141, "Business Combination." SFAS No. 141 requires that unamortized negative goodwill arising from a business combination, for which the acquisition date was before July 1, 2001, shall be written off and recognized as a change in accounting principle. SFAS No. 141 was effective for the Company on July 1, 2002, at which time the Company had $61,744 of unamortized negative goodwill. The write off resulted in an increase in income and was reflected as a cumulative effect of a change in accounting principle.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk
--------          ----------------------------------------------------------

The Company is exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow, assuming other factors are held constant. At June 30, 2003, the Company had variable rate notes payable of approximately $2,637,000. Holding other variables constant, the pre-tax earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates would be approximately $26,000.

Item 8.           Financial Statements and Supplementary Data.
-------           --------------------------------------------


                             W W CAPITAL CORPORATION
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                         PAGE
                                                                         ----
Financial Statements:

Independent Auditors' Report            .   .    .   .    .   .   .  .    F-1

Consolidated Balance Sheets as of June 30, 2003 and
June 30, 2002.    .   .    .   .    .   .   .    .   .    .   .   . .     F-2

Consolidated Statements of Operations for the years
ended June 30, 2003, 2002 and 2001      .   .    .   .    .   .   .  .    F-4

Consolidated Statements of Stockholders' Equity (Deficit) for
the years ended June 30, 2003, 2002 and 2001     .   .    .   .   .  .    F-6

Consolidated Statements of Cash Flows for the years ended
June 30, 2003, 2002 and 2001   .    .   .   .    .   .    .   .   .  .    F-7

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

Independent Auditor's Report
----------------------------

Board of Directors and Stockholders
W W Capital Corporation
Fort Collins, Colorado

         We have audited the accompanying consolidated balance sheets of W W Capital Corporation and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of W W Capital Corporation and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficit and a net capital deficiency. The Company is also in violation of certain bank covenants at June 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                   BROCK AND COMPANY, CPAs, P.C.


Fort Collins, Colorado
September 15, 2003

W W CAPITAL CORPORATION

Consolidated Balance Sheets
====================================================================================

June 30                                                           2003       2002
------------------------------------------------------------------------------------
ASSETS

Current Assets;
Cash                                                         $  127,479   $  137,948
Accounts receivable, trade, net of allowance for doubtful
  accounts of $290,000 in 2003 and $275,000 in 2002           1,382,198    1,729,161
Accounts receivable, other                                       13,458      162,703
Inventories                                                   1,511,826    1,790,304
Prepaid expenses                                                 41,556       35,632
Current portion of notes receivable, related parties              1,261          603
Current portion of net investment in sales-type lease            18,055         --
Deferred income tax asset                                       178,000      149,500
                                                             ----------   ----------
Total current assets                                          3,273,833    4,005,851
                                                             ----------   ----------


Property and Equipment, net of accumulated
  depreciation of $2,337,391 in 2003 and
  $2,135,406 in 2002                                          2,275,087    2,155,188
                                                             ----------   ----------

Other Assets;
Long-term notes receivable, related parties,
   net of current portion                                        19,812       20,470
Net investment in sales-type lease, net of current portion       27,398         --
Loan acquisition costs, net of accumulated amortization
  of $7,175 in 2003 and $3,075 in 2002                           33,825       37,925
Equipment deposits                                              175,000      175,000
Other assets                                                     40,463       41,130
                                                             ----------   ----------
Total other assets                                              296,498      274,525
                                                             ----------   ----------


Total assets                                                 $5,845,418   $6,435,564
                                                             ==========   ==========

               The accompanying Notes are an integral part of the
                       consolidated financial statements

W W CAPITAL CORPORATION

Consolidated Balance Sheets (continued)
========================================================================================

June 30                                                            2003           2002
----------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities;
Accounts payable                                              $ 1,260,959    $ 1,373,803
Accrued payroll and related taxes                                 205,417        198,887
Accrued property taxes                                              9,050         10,400
Accrued interest payable                                           14,898         80,106
Other current liabilities                                          14,444         24,908
Current portion of notes payable                                1,943,000        239,000
Current portion of capital lease obligations                       73,000         75,000
                                                              -----------    -----------
Total current liabilities                                       3,520,768      2,002,104
                                                              -----------    -----------

Long-Term Liabilities;
Long-term notes payable, net of current portion                 1,498,515      2,966,693
Long-term capital lease obligations, net of current portion     1,147,461      1,219,973
Deferred income tax liability                                      20,900        179,900
Negative goodwill, net of accumulated amortization of
  $5,466 in 2002                                                     --           61,744
                                                              -----------    -----------
Net long-term liabilities                                       2,666,876      4,428,310
                                                              -----------    -----------

Total liabilities                                               6,187,644      6,430,414
                                                              -----------    -----------

Commitments and Contingency                                          --             --

Stockholders' Equity (Deficit);
Preferred stock, $10.00 par value
  400,000 shares authorized                                          --             --
Common stock, $0.01 par value, 15,000,000 shares
  authorized, 5,553,827 shares issued in 2003 and 2002             55,538         55,538
Capital in excess of par value                                  3,305,533      3,305,533
Accumulated deficit                                              (824,182)      (476,806)
                                                              -----------    -----------
                                                                2,536,889      2,884,265
Less 3,543,213 shares of treasury stock at June 30, 2003
  and 2002, at cost                                            (2,879,115)    (2,879,115)
                                                              -----------    -----------
Net stockholders' equity (deficit)                               (342,226)         5,150
                                                              -----------    -----------

Total liabilities and stockholders' equity (deficit)          $ 5,845,418    $ 6,435,564
                                                              ===========    ===========

               The accompanying Notes are an integral part of the
                       consolidated financial statements

W W CAPITAL CORPORATION

Consolidated Statements of Operations
===========================================================================================

Years ended June 30                                 2003            2002            2001
-------------------------------------------------------------------------------------------
Net Sales                                      $ 11,530,445    $ 12,652,044    $ 13,092,869
Cost of Goods Sold                                9,431,355       9,731,506      10,814,417
                                               ------------    ------------    ------------
Gross profit                                      2,099,090       2,920,538       2,278,452
                                               ------------    ------------    ------------

Operating Expenses;
Selling expenses                                  1,087,220       1,152,475       1,023,040
General and administrative expenses               1,283,158       1,524,582       1,351,351
                                               ------------    ------------    ------------
Total operating expenses                          2,370,378       2,677,057       2,374,391
                                               ------------    ------------    ------------

Income (Loss) From Operations                      (271,288)        243,481         (95,939)
                                               ------------    ------------    ------------

Other Income (Expense);
Interest income                                         211           7,569          35,060
Interest expense                                   (380,241)       (338,248)       (296,265)
Gain (loss) on property and equipment                (3,439)          4,700          45,438
Other income, net                                    58,137         162,362          22,708
                                               ------------    ------------    ------------
Net other income (expense)                         (325,332)       (163,617)       (193,059)
                                               ------------    ------------    ------------

Earnings (Loss) Before Income Taxes                (596,620)         79,864        (288,998)

Income Tax Benefit (Expense) From
  Continuing Operations                             187,500         (25,400)         41,543
                                               ------------    ------------    ------------

Earnings (loss) from continuing
  operations                                       (409,120)         54,464        (247,455)
                                               ------------    ------------    ------------

Discontinued Operations;
Earnings from operations of Titan Industries
  disposed of (net of income taxes of
  $59,000 at June 30, 2001)                            --              --            88,219
Loss on disposal of Titan Industries                   --              --           (14,900)
                                               ------------    ------------    ------------

Earnings from discontinued operations                  --              --            73,319
                                               ------------    ------------    ------------

Cumulative Effect of a Change
  In Accounting Principle                            61,744            --              --
                                               ------------    ------------    ------------


Net Earnings (Loss)                            $   (347,376)   $     54,464    $   (174,136)
                                               ============    ============    ============

               The accompanying Notes are an integral part of the
                       consolidated financial statements

W W CAPITAL CORPORATION

Consolidated Statements of Operations (continued)
============================================================================================

Years ended June 30                                  2003             2002            2001
--------------------------------------------------------------------------------------------
Earnings Per Common Share
Basic
  Earnings (loss) from continuing operations $       (0.20)   $        0.03   $       (0.07)
  Earnings from discontinued operations               0.00             0.00            0.02
  Loss on disposal of Titan Industries                0.00             0.00            0.00
  Cumulative effect of a change in
   accounting principal                               0.03             0.00            0.00
                                             -------------    -------------   -------------

Net earnings (loss)                          $       (0.17)   $        0.03   $       (0.05)
                                             =============    =============   =============

Weighted average number of
  common shares outstanding                      2,010,614        2,010,614       3,724,256

Diluted
  Earnings (loss) from continuing operations $       (0.20)   $        0.03   $       (0.07)
  Earnings from discontinued operations               0.00             0.00            0.02
  Loss on disposal of Titan Industries                0.00             0.00            0.00
  Cumulative effect of a change in
   accounting principal                               0.03             0.00            0.00
                                             -------------    -------------   -------------

Net earnings (loss)                          $       (0.17)   $        0.03   $       (0.05)
                                             =============    =============   =============

Weighted average number of
  common shares outstanding                      2,010,614        2,010,614       3,724,256

               The accompanying Notes are an integral part of the
                       consolidated financial statements

W W CAPITAL CORPORATION

Consolidated Statements of Stockholders' Equity (Deficit)
===================================================================================================================================

Years ended June 30, 2003, 2002 and 2001


                                                  Common Stock                                     Treasury Stock
                                              --------------------      Capital                 --------------------      Total
                                               Number of     Par       In Excess  Accumulated   Number of             Stockholders'
                                                Shares      Value    of Par Value   Deficit      Shares       Cost  Equity (Deficit)
                                              -------------------------------------------------------------------------------------

Balance, July 1, 2000                        5,540,661  $  55,406  $ 3,304,629  $  (357,134)   (120,264)  $   (48,906) $ 2,953,995

Exercise of stock options                       13,166        132          904         --          --            --          1,036

Treasury stock redeemed in sale of
   Titan Industries, Inc.                         --         --           --           --    (3,387,949)   (2,812,709)  (2,812,709)

Treasury stock redeemed in sale of inventory      --         --           --           --       (35,000)      (17,500)     (17,500)

Net loss for year ended June 30, 2001             --         --           --       (174,136)       --            --       (174,136)
                                             ---------  ---------  -----------  -----------  ----------   -----------  -----------

Balance,  June 30, 2001                      5,553,827     55,538    3,305,533     (531,270) (3,543,213)   (2,879,115)     (49,314)

Net earnings for year ended June 30, 2002         --         --           --         54,464        --            --         54,464
                                             ---------  ---------  -----------  -----------  ----------   -----------  -----------

Balance, June 30, 2002                       5,553,827     55,538    3,305,533     (476,806) (3,543,213)   (2,879,115)       5,150

Net loss for year ended June 30, 2003             --         --           --       (347,376)       --            --       (347,376)
                                             ---------  ---------  -----------  -----------  ----------   -----------  -----------

Balance, June 30, 2003                       5,553,827  $  55,538  $ 3,305,533  $  (824,182) (3,543,213)  $(2,879,115) $  (342,226)
                                             =========  =========  ===========  ===========  ==========   ===========  ===========


               The accompanying Notes are an integral part of the
                       consolidated financial statements

W W CAPITAL CORPORATION

Consolidated Statements of Cash Flows
=====================================================================================================

Years ended June 30                                            2003            2002           2001
-----------------------------------------------------------------------------------------------------
Cash Flow From Operating Activities;
Net earnings (loss)                                     $   (347,376)   $     54,464    $   (174,136)
Adjustments to reconcile net earnings (loss)
    to net cash provided (used) by operating activities
  Earnings from discontinued operations                         --              --           (43,511)
  Depreciation                                               238,482         249,760         203,059
  Amortization                                                 4,100           9,214          18,432
  (Gain) loss on dispositions of property
    and equipment                                              3,439          (4,700)        (45,438)
  Provision for loss on accounts and
    notes receivable                                          57,880         306,328          28,212
  Amortization of negative goodwill                             --            (2,343)         (2,343)
  Effects of change in accounting principle                  (61,744)           --              --
  Write down of inventory to net realizable value              3,181          15,469          52,826
Net changes in assets and liabilities
  Accounts receivable                                        289,083        (487,905)       (201,153)
  Inventories                                                275,297         (76,451)        (16,340)
  Other current and non-current assets                        70,035         (85,192)        (82,704)
  Accounts payable, accrued expenses and
    other current liabilities                               (342,336)        (67,368)        206,757
                                                        ------------    ------------    ------------
Net cash provided (used) by operating activities             190,041         (88,724)        (56,339)
                                                        ------------    ------------    ------------

Cash Flow From Investing Activities;
Proceeds from sale of property and equipment                  22,600           4,700          73,435
Purchases of property and equipment                          (41,148)        (42,378)       (179,306)
Proceeds from stockholders' notes receivable                    --               554             507
                                                        ------------    ------------    ------------
Net cash used by investing activities                        (18,548)        (37,124)       (105,364)
                                                        ------------    ------------    ------------

Cash Flow From Financing Activities;
Borrowings on notes payable                               11,955,581      12,168,450      11,966,434
Payments on notes payable                                (12,063,031)    (12,017,568)    (11,700,110)
Payments on capital leases                                   (74,512)        (62,559)        (37,982)
Payment of loan acquistion costs                                --           (41,000)           --
Proceeds from the exercise of stock options                     --              --             1,036
Repurchase of common stock                                      --              --          (165,100)
                                                        ------------    ------------    ------------
Net cash provided (used) by financing activities;           (181,962)         47,323          64,278
                                                        ------------    ------------    ------------

Net Decrease in Cash                                         (10,469)        (78,525)        (97,425)
                                                        ------------    ------------    ------------

               The accompanying Notes are an integral part of the
                       consolidated financial statements

W W CAPITAL CORPORATION

Consolidated Statements of Cash Flows (continued)
===========================================================================================

Years ended June 30                                     2003           2002          2001
-------------------------------------------------------------------------------------------
Net Decrease in Cash                              $   (10,469)   $   (78,525)   $   (97,425)

Cash, Beginning of year                               137,948        216,473        313,898
                                                  -----------    -----------    -----------

Cash, End of year                                 $   127,479    $   137,948    $   216,473
                                                  ===========    ===========    ===========


Supplemental Information;

Cash paid during the year for interest            $   414,141    $   320,502    $   248,084

Cash paid during the year for income taxes        $     7,425    $     5,835    $    50,677

Installment loans and capital leases to acquire
  property and equipment                          $   343,272    $    11,135    $ 1,313,904

Installment loan to acquire residential
  rental property                                 $      --      $    28,542    $      --

Installment loans used for deposits on purchase
  property and equipment                          $      --      $      --      $   175,000

Installment loans used for the repurchase
  of common stock                                 $      --      $      --      $   750,000

Treasury stock acquired in sale of inventory      $      --      $      --      $    17,500


               The accompanying Notes are an integral part of the
                       consolidated financial statements

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2003
================================================================================
Note 1 - Summary of Significant Accounting Policies

                  Nature of Operations. W W Capital Corporation and its wholly-owned subsidiary (the Company) principally engage in the manufacture, distribution and sale of a wide range of livestock confinement and handling equipment.

                  Basis of Presentation. The accompanying consolidated financial statements include the accounts of W W Capital Corporation and its wholly-owned subsidiary, W-W Manufacturing Co., Inc. (W-W Manufacturing). In January 2001, the Company sold its water and environmental product segment, Titan Industries, Inc. The Company's consolidated financial statements have been restated to reflect the segment as a discontinued operation for all periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                  Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable consist primarily of receivables from the sale of livestock handling equipment. The Company uses the allowance method of accounting for bad debts. The allowance is based upon estimates using analysis of the Company's prior experience, customer credit history and current economic trends. It is reasonably possible the estimates may change in the near term.

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

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2003
================================================================================
Note 1 - Summary of Significant Accounting Policies (continued)

                  Warranty. The Company provides a warranty to its customers and the related costs are recorded at the time of service. Future warranty costs are not considered significant to the financial statements as most warranty work, if any, is generally performed shortly after the sale.

                  Negative Goodwill and Cumulative Effect of a Change in Accounting Principle. Negative goodwill was recorded in the acquisition of the Adrian J. Paul Company. It is the excess of the value of acquired assets over the total cash paid and liabilities assumed, after reducing long-term assets.

                  In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." SFAS No. 141 requires that unamortized negative goodwill arising from a business combination, for which the acquisition date was before July 1, 2001, shall be written off and recognized as a change in accounting principle. SFAS No. 141 was effective for the Company on July 1, 2002, at which time the Company had $61,744 of unamortized negative goodwill. The write off resulted in an increase in income and was reflected as a cumulative effect of a change in accounting principle.

                  Stock-Based Compensation. The Company applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The Statement defined a fair value based method of accounting for stock options or similar equity instruments. SFAS No. 123 allows an entity to continue to measure compensation cost for employee stock option plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, which was elected by the Company. SFAS No. 123 requires the Company to make certain proforma disclosures as if the fair value based method had been applied. The effects of the fair value based method for the periods presented were not material for proforma disclosure.

                  Revenue Recognition. The Company recognizes revenue in the period the product is shipped and title is transferred to the customer. Shipping and handling charges are included in net sales and the related costs are included in cost of goods sold.

                  Advertising. The Company expenses the cost of advertising the first time the advertising takes place. Advertising expense for the years ended June 30, 2003, 2002 and 2001 was $126,859, $145,639 and
         $137,045, respectively.

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

                  Per Share Data. Basic earnings per share were computed on the basis of weighted average number of shares outstanding. Diluted earnings per share includes outstanding stock options, unless the effect would be anti-dilutive.

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2003
================================================================================
Note 2 - Going Concern

                  As shown in the accompanying financial statements, the Company incurred a net loss of $347,376 during the year ended June 30, 2003, and as of that date, the Company has a net working capital deficit totaling $246,935 and total liabilities exceeded total assets by $342,226. The Company is also in violation of bank covenants pertaining to the maintenance of minimum net income and a minimum debt service ratio.

                  The Company believes that it has developed a viable plan to address these issues and that the plan will enable the Company to continue as a going concern for the next twelve months. This plan includes the realization of revenues from the commercialization of new products and the reduction of certain operating expenses. Although the Company believes that the plan will be realized, there is no assurance that these events will occur. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.


Note 3 - Related Party Transactions

                  Receivables. Notes receivable from stockholders and all affiliated entities consisted of the following at June 30:

                                                                         2003        2002
                                                                         ----        ----

                  Note receivable from a partnership owned by certain
          of the Company's  stockholders bears interest at 9%.  The
          note provides for annual  installments of $2,500 through
          2017 and  for  collateral   consisting  of  shares  of  the
          Company's common stock owned by the partners.

                                                                       $ 21,073    $ 21,073


                  Less current portion                                   (1,261)       (603)
                                                                       --------    --------
                                                                       $ 19,812    $ 20,470
                                                                       ========    ========

                  Interest receivable on related party notes totaled $10,613 at June 30, 2003 and 2002.

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

                  The Company has entered into the transactions with related parties as disclosed above during the three-year period ended June 30, 2003. The Company has not attempted to determine whether any or all of such transactions have been consummated on terms equivalent to those that would have prevailed in arm's length transactions.

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2003
================================================================================
Note 4 - Inventories

                  Inventories consisted of the following at June 30:

                                                      2003              2002
                                                      ----              ----
                           Raw materials        $   528,112       $   528,110
                           Work-in-process          375,882           418,334
                           Finished goods           607,832           843,860
                                                -----------       -----------
                                                $ 1,511,826       $ 1,790,304
                                                ===========       ===========

                  During the fourth quarter of 2003, 2002 and 2001, the Company evaluated its inventories for impairment. The inventory value was written down by $3,181, $15,469 and $52,826, respectively, to estimate net realizable value of impaired items. The write down is recorded in cost of goods sold. It is reasonably possible that estimates of net realizable value may change in the near term.


Note 5 - Sales-Type Lease

                  The Company's leasing operations consist principally of leasing livestock equipment under a sales-type lease expiring August 2005.

                  The following is a summary of the components of the Company's net investment in the sales-type lease at June 30, 2003:

                           Total minimum lease payments
                              to be received                 $     56,629
                           Unearned income                        (11,176)
                                                             ------------
                           Net investment                    $     45,453
                                                             ============

                  Future minimum lease payments to be received under the sales-type lease are as follows at June 30, 2003:

                           Year
                           ----
                           2004                  $     24,432
                           2005                        24,432
                           2006                         7,765
                                                 ------------
                                                 $     56,629
                                                 ============


Note 6 - Acquired Intangible Assets

                  In September 2001, the Company incurred loan acquisition costs to obtain certain long-term debt. Such costs have been capitalized and are being amortized over the terms of the related debt or ten years.

                  Loan acquisition costs are as follows at June 30:

                                                            2003         2002
                                                            ----         ----
                           Gross carrying amount        $  41,000    $  41,000
                           Accumulated amortization        (7,175)      (3,075)
                                                        ---------    ---------
                           Net loan acquisition costs   $  33,825    $  37,925
                                                        =========    =========

                  Aggregate amortization expense totaled $4,100 and $3,075 for the years ended June 30, 2003 and 2002, respectively.

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2003
================================================================================
Note 6 - Acquired Intangible Assets (continued)

                  Estimated amortization expense is as follows for the years ended June 30:

                           Year
                           2004               $  4,100
                           2005                  4,100
                           2006                  4,100
                           2007                  4,100
                           2008                  4,100



Note 7 - Property and Equipment

                  Property and equipment consisted of the following at June 30:

                                                           2003         2002
                                                           ----         ----
                        Land and improvements         $   122,622  $   102,622
                        Building and improvements       2,034,615    1,844,031
                        Leasehold improvements             89,372       89,372
                        Machinery and equipment         1,547,564    1,512,123
                        Automobiles and trucks            484,486      417,770
                        Office equipment                  333,819      324,676
                                                       ----------   ----------
                                                        4,612,478    4,290,594
                        Less accumulated depreciation
                           and amortization            (2,337,391)  (2,135,406)
                                                       ----------   ----------
                                                       $2,275,087   $2,155,188
                                                       ==========   ==========

Note 8 - Discontinued Operation

                  On January 5, 2001, the stockholders of the Company voted to sell its water and environmental product segment, Titan Industries, Inc., to certain stockholders of the Company in exchange for 3,387,949 shares, or approximately 61.0%, of the outstanding common stock of the Company. The transaction had an effective date of December 31, 2000. In addition to giving up its interest in Titan, the Company also contributed the sum of $850,000 to the capital of Titan to equalize the value of the consideration being exchanged. The sale was accounted for as a treasury stock transaction and the loss on disposal of $14,900 was the result of professional fees attributable to the transaction. The accompanying financial statements have been restated to conform to discontinued operations treatment for all historical periods presented.

                  The result of the discontinued operation for the period from July 1, 2000 through December 31, 2000 is as follows:

                  Net Sales                                      $ 4,699,336
                                                                 ===========

                  Earnings before provision for income taxes     $   147,219
                  Provision for income taxes                         (59,000)
                  Loss on disposal of Titan Industries               (14,900)
                                                                 -----------
                  Earnings from discontinued operation           $    73,319
                                                                 ===========

                  During January 2001, the Company borrowed $750,000 under a loan agreement with an affiliated investment group. The loan proceeds were used to partially fund the capital contribution to Titan Industries, Inc. The loan is collateralized by 2,448,000 shares of the Company's treasury stock.

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2003
================================================================================
Note 9 - Employee Benefit Plans

                  401(k) Plan. The Company has a 401(k) Saving Plan, whereby eligible employees, who have one half year of service and are age 21 or older, may contribute up to 20% of their salary up to a maximum as allowed by the Internal Revenue Code. The Company may make discretionary matching contributions on the first 4% of employee contributions vesting at 25% per year after three years of service. During the years ended June 30, 2003, 2002, and 2001, the Company made $33,175, $25,430 and $11,877 in discretionary contributions to the Plan.

                  Stock Options. The Company has an Incentive Stock Option Plan. Under this Plan, the Board of Directors or its designated committee is authorized to grant officers and key employees options to purchase up to 950,000 shares of the Company's common stock. At June 30, 2003, options to purchase 823,500 shares of common stock are available to be granted by the Company under the plan. These options have a three-year vesting period.

                  Additionally, the Company has a non-qualified stock option plan for the outside directors of the Company. Under this plan, the incentive stock option plan committee is authorized to grant outside directors options to purchase up to 400,000 shares of the Company's common stock. The Company granted options to purchase up to 153,334 shares at option prices ranging from $0.063 to $2.50 per share of which 80,168 are outstanding as of June 30, 2003. These options vest immediately and expire ten years after issuance.

                                                           Number of       Weighted Average
                                                            Shares          Exercise Price
                                                            ------          --------------
         Outstanding, July 1, 2000 (all vested)             430,168      $     0.8000

                  Granted                                    10,000            0.0625
                  Exercised                                 (13,166)           0.0800
                  Cancelled                                (152,834)           0.6400
                                                           --------            ------

         Outstanding, June 30, 2001 (all vested)            274,168            0.9000

                  Granted                                      --                 --
                  Exercised                                    --                 --
                  Cancelled                                 (17,500)           2.5000
                                                            -------            ------

         Outstanding, June 30, 2002 (all vested)            256,668            0.7900

                  Granted                                      --                 --
                  Exercised                                    --                 --
                  Cancelled                                 (50,000)           1.5000
                                                            -------            ------

         Outstanding, June 30, 2003 (all vested)            206,668      $     0.6200
                                                          =========      ============


W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2003
==================================================================================================================
Note 9 - Employee Benefit Plans (continued)
                                                 Options Outstanding                          Vested Options
                                 -----------------------------------------------       ---------------------------
                                                     Weighted
                                                     Average             Weighted                         Weighted
                                                     Remaining           Average                          Average
                   Exercise         Number           Contractual         Exercise         Number          Exercise
                    Prices       Outstanding         Life (Years)         Price           Vested           Price
                    ------       -----------         ------------         -----           ------           -----
                    0.8125           16,001             0.0             $0.8125           16,001         $0.8125
                    0.7500          140,667             0.9              0.7500          140,667          0.7500
                    0.5625           10,000             2.0              0.5625           10,000          0.5625
                    0.0630           10,000             3.0              0.0630           10,000          0.0630
                    0.3000           10,000             5.0              0.3000           10,000          0.3000
                    0.0625           20,000             6.5              0.0625           20,000          0.0625
                                     ------             ---              ------           ------          ------
                                    206,668             1.8             $0.6200          206,668         $0.6200
                                    =======             ===             =======          =======         =======

Note 10 - Long-Term Debt

                  Long-term debt consists of the following at June 30:
                                                                                          2003             2002
                                                                                          ----             ----
         Financial Institutions
         ----------------------
                  Revolving note payable bears interest at 3.0% above the Bank's base rate (total interest rate of 7.0% at June 30, 2003). The note is subject to various conditions described below and provides for the issuance of $2,200,000 of revolving credit debt.  The agreement
         matures in October 2004.                                                     $ 1,466,509       $ 1,570,875

                  Term note payable bears interest at 4% over the Bank's base rate(total interest rate of 8.0% at June 30, 2003). The note is due in monthly principal installments of $6,250 plus interest through November
         2004. The note is collateralized by equipment, inventory, intangibles
         and receivables.                                                                 175,000              --

                  Note payable bears interest at 6.0% and is due in monthly
         installments, including principal and interest, of $1,790 through July
         2012. The note is collateralized by a building located in Duncan,
         Oklahoma.                                                                        149,437              --

                  Note payable bears interest at 9.0% and is due in monthly
         installments of $4,191, including principal and interest, through
         November 2005. The note is collateralized by real estate and machinery
         and equipment located in Livingston, Tennessee.                                  103,472           142,939

                  Note payable bears interest at 8.0% and is due in monthly
         installments of $2,505, including principal and interest, through
         September 2004, at which time the remaining principal balance is due.
         The note is collateralized by machinery and equipment located in
         Duncan, Oklahoma.                                                                 84,643           106,899

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2003
================================================================================

Note 10 - Long-Term Debt (continued)
                                                                                          2003             2002
                                                                                          ----             ----
                  Note  payable  bears  interest  at 6.0% and is due in annual installments of $23,000, including principal and interest, through
          August 2005. The note is collateralized by a lease purchase agreement.     $     48,114       $      --

                  Note  payable is  non-interest  bearing and is due in monthly installments of $573 through May 2008. The note is collateralized by a
          vehicle.                                                                         33,781              --

                  Note  payable  bears  interest at 8.9% and is due in  monthly
\         installments of $1,744 , including principal and interest, through
          February 2005. The note is collateralized by a vehicle.                          32,286            49,359

                  Note  payable is  non-interest bearing and is due in  monthly installments of $592 through June 2007. The note is collateralized by
          a vehicle.                                                                       28,412              --

                  Note  payable  bears  interest  at 2.9% and is due in monthly installments of $695, including principal and interest, through
          December 2006. The note is collateralized by a vehicle.                          27,728              --

                  Note payable bears interest at 8.0% and is due in monthly
         installments of $312, including principal and interest, through August
         2006, at which time the remaining principal balance is due. The note is
         collateralized by rental property in Thomas, Oklahoma.                            25,674            27,291

                  Note payable bears interest at 3.9% and is due in monthly
         installments of $441, including principal and interest, through March
         2007. The note is collateralized by a vehicle.                                    18,421              --

                  Note payable bears interest at 7.75% and is due in monthly installments of $379, including principal and interest, through July
         2007. The note is collateralized by equipment.                                    15,886              --

                  Note  payable  bears  interest  at 8.5% and is due in monthly installments of $522, including principal and interest, through
          December 2004. The note is collateralized by a vehicle.                           8,796            13,990

                  Notes paid in full during 2003                                              --             63,740
                                                                                        ---------         ---------
                                                                                        2,218,159         1,975,093
                                                                                        ---------         ---------

                                      F-16

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2003
================================================================================

Note 10 - Long-Term Debt (continued)
                                                                                          2003             2002
                                                                                          ----             ----
         Other Entities
         --------------
                  Note payable bears interest at 3.0% above the Wall Street
         prime lending rate (total interest rate of 7.0% at June 30, 2003). The note is payable in monthly installments, including principal and interest, of $14,374 through December 2010. The note is collateralized
         by 2,448,000 shares of the Company's treasury stock.                         $   995,324       $ 1,011,981


                  Note payable bears interest at 2.0% and is due in monthly
         installments, including principal and interest, of $2,820 through March
         2009. The note is unsecured.                                                     183,678           213,523

                  Note payable bears interest at 5.0% and is due in monthly
         installments of $944, including principal and interest, through July
         2007. The note is collateralized by a building located in Duncan,
         Oklahoma.                                                                         41,739              --

                  Note payable bears interest at 5.25% and is due in quarterly installments of $675, including principal and interest, through
         September 2004. The note is unsecured.                                             2,615             5,096
                                                                                        ---------         ---------
                                                                                        1,223,356         1,230,600
                                                                                        ---------         ---------
                                                                                        3,441,515         3,205,693
                  Less current portion                                                 (1,943,000)         (239,000)
                                                                                        ---------         ---------
                                                                                       $1,498,515        $2,966,693
                                                                                       ==========        ==========

                  A revolving note payable in the amount of $1,466,509 at June 30, 2003 is collateralized by equipment, intangibles, inventories and receivables. The debt is subject to borrowing base limitations of 80% of eligible accounts receivable and 50% of eligible inventory. The loan agreement contains certain covenants including the maintenance of minimum net income, minimum debt service ratio, limitations on the acquisition of property and equipment and the requirement to develop certain inventory control systems. The loan provides for charges of .25% on the unused revolving credit line and for payment penalties in the event the agreement is terminated prior to the maturity date. Receivable collections are used to pay down the note on a daily basis. After two business days, these funds are available for borrowing subject to the borrowing base limitations. Approximately $410,000 of the Company's consolidated net assets at June 30, 2003 are considered to be restricted net assets of consolidated subsidiaries.

                  At June 30, 2003, the Company was in violation of the minimum net income and minimum debt service ratio covenants. As a result, the Company classified $1,566,509 of long-term debt as a current liability.

                  The aggregate maturities of long-term debt are as follows at June 30, 2003:

                                Year
                                ----
                               2004                   $1,943,000
                               2005                      343,283
                               2006                      231,443
                               2007                      233,839
                               2008                      195,319
                           Thereafter                    494,631
                                                      ----------
                                                      $3,441,515
                                                      ==========

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2003
================================================================================
Note 11 -  Lease Commitments

                  Capital Leases. The Company leases its Thomas, Oklahoma plant under a capital lease arrangement that expires in June 2022. The leased building has a cost of $1,073,507 and accumulated amortization of $79,711 and $44,284 at June 30, 2003 and 2002, respectively.

                  The Company also leases certain manufacturing equipment under eight capital leases which expire in August 2003 through February 2006. Assets under capital leases are recorded at fair value and are amortized over their estimated useful lives. The leased equipment has a cost of $165,333 and accumulated amortization of $115,220 and $86,681 at June 30, 2003 and 2002.

                  Future minimum lease payments required under noncancelable capital leases are as follows at June 30, 2003.

                      Year                                              Building        Equipment         Total
                      ----                                              --------        ---------         -----
                      2004                                            $   157,600     $   21,736     $   179,336
                      2005                                                157,600         11,154         168,754
                      2006                                                157,600          2,337         159,937
                      2007                                                157,600            -           157,600
                      2008                                                157,600            -           157,600
                      Thereafter                                        1,242,026            -         1,242,026
                                                                      -----------     ----------     -----------
                      Total minimum lease payments                      2,030,026         35,227       2,065,253
                      Less: amount representing interest                 (842,770)        (2,022)       (844,792)
                                                                      -----------     ----------     -----------
                      Present value of net minimum lease payments     $ 1,187,256     $   33,205     $ 1,220,461
                                                                      ===========     ==========     ===========

                  Operating Leases. In January 2002, the Company entered into a two year lease extension for office space. The lease extension provides for monthly rental payments of $2,733 through March 2003, escalating to $2,810 through March 2004, at which time the Company has an option to extend the lease for an additional two years.

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

                  Future minimum rental payments under operating leases as of June 30, 2003 are as follows:

                                              Warehouse and        Vehicles and
          Year                                Office Space           Equipment            Total
          ----                                ------------           ---------            -----
          2004                                   $33,094              $32,651           $65,745
          2005                                     3,250                8,270            11,520
          2006                                       -                  1,749             1,749
                                                 -------              -------           -------
          Total minimum payments required        $36,344              $42,670           $79,014
                                                 =======              =======           =======

                  Rental expense under operating leases for the years ended June 30, 2003, 2002 and 2001 amounted to $97,548, $130,993 and $196,253, respectively.

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2003
================================================================================
Note 12 - Negative Goodwill and Change in Accounting Principle

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

                  As of July 1, 2002, the Company had $61,744 of unamortized negative goodwill relating to the fiscal year 2000 purchase of the Adrian J. Paul Company by its subsidiary, WW Manufacturing Company. The write off resulted in an increase in income and was reflected as a cumulative effect of a change in accounting principle.

                  A reconciliation of reported net income (loss) adjusted to reflect the adoption of SFAS No. 141 as if it had been effective July 1, 2000 is as follows:

                                                                          2003              2002             2001
                                                                          ----              ----             ----
                  Reported net income (loss)                         $ (347,376)        $  54,464        $ (174,136)
                  Subtract-back adjustment for
                     accounting change                                  (61,744)             -                 -
                  Add-back goodwill amortization                             -              2,343             2,343
                                                                     ----------         ---------        ----------
                  Adjusted net income (loss)                         $ (409,120)        $  56,807        $ (171,793)
                                                                     ==========         =========        ==========

                  Adjusted net income (loss) per share-basic         $    (0.20)        $    0.03        $     (0.5)

                  Adjusted net income (loss) per share-diluted       $    (0.20)        $    0.03        $     (0.5)

Note 13 - Income Taxes

                  The provision for income taxes is as follows at June 30:

                                                                         2003              2002               2001
                                                                         ----              ----               ----
                  Current
                      Federal                                        $       -          $  68,000        $   37,757
                      State                                                  -              7,000            19,000
                  Deferred                                             (187,500)           25,400            (9,000)
                  Tax benefit of net operating loss                          -            (75,000)          (89,300)
                                                                     ----------         ---------        ----------
                                                                     $ (187,500)        $  25,400        $  (41,543)
                                                                     ==========         =========        ==========

                  A reconciliation of income at the statutory rate to the Company's effective rate is as follows at June 30:

                                                                           2003              2002              2001
                                                                           ----              ----              ----
                  Federal statutory rate                                  34.00%             34.00%           34.00%
                  Non deductible expenses                                  1.02              12.63            (2.53)
                  Basis difference in assets and liabilities             (65.22)            108.54           (25.42)
                  Capital loss and reversal of non
                      deductible write down of real estate                   -              (21.41)              -
                  Change in deferred tax asset
                      valuation allowance and net
                      operating loss                                       2.29            (101.96)               -
                  Discontinued operations                                    -                 -             (20.42)
                  Change in accounting principal                          (3.52)               -                  -
                                                                          -----              -----            -----
                                                                         (31.43)%            31.80%          (14.37)%
                                                                         ======              =====           ======


W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2003
================================================================================
Note 13 - Income Taxes (continued)

                  Deferred tax assets and liabilities are comprised of the
            following at June 30:

                                                                         2003              2002               2001
                                                                         ----              ----               ----
                  Deferred Tax Assets
                      Allowance for doubtful accounts                 $  108,200       $  102,600       $   13,100
                      Accrued compensation                                36,200           30,200            27,600
                      Inventory                                           17,300           19,900            19,100
                      Capital loss carryforward                              -             18,800               -
                      Net operating loss carryforward                    158,900           15,000            89,300
                      Other                                               16,400           10,600             1,000
                                                                         -------          -------           -------
                             Total deferred tax assets                   337,000          197,100           150,100
                                                                         -------          -------           -------

                  Deferred Tax Liabilities:
                      Depreciation of property and equipment            (179,900)        (179,900)         (155,100)
                      Insurance proceeds receivable                         -             (47,600)             -
                                                                         -------          -------           -------
                           Total deferred tax liabilities               (179,900)        (227,500)         (155,100)
                                                                         -------          -------           -------

                      Deferred taxes - net                            $  157,100       $  (30,400)      $    (5,000)
                                                                      ==========       ==========       ===========

                  Current deferred tax asset                          $  178,000       $  149,500         $ 150,100
                  Long-term deferred tax liability                      ( 20,900)        (179,900)         (155,100)
                                                                         -------          -------           -------
                                                                      $  157,100       $  (30,400)      $    (5,000)
                                                                      ==========       ==========       ===========

                  As of June 30, 2003, the Company had the following net operating loss carryforwards:

                           Expiration              Net Operating
                               Date                    Loss
                               ----                 ---------
                               2021                 $  40,000
                               2022                   386,000
                                                      -------
                                                    $ 426,000
                                                     ========

                  Realization of the income tax benefits of future deductible amounts is dependent on the Company's ability to generate taxable income in amounts sufficient to absorb net operating loss carryovers prior to the expiration of the carryovers. Provisions of the Internal Revenue Code pertaining to changes in ownership interest and alternative minimum taxes may limit the amount of carryovers that may be absorbed in any specific year. It is reasonably possible that a change in the estimate of deferred income tax assets may occur in the near term.


Note 14 - Significant Group Concentrations of Credit Risk

                  The Company's continuing business activity is in one industry segment, livestock handling equipment. The Company's livestock handling equipment customers are principally resellers and are primarily located in the Midwest, Tennessee and Georgia. At June 30, 2003, the Company's accounts receivable, net of allowance for doubtful accounts, totaled $1,382,198. The Company generally does not require collateral for routine open accounts receivable.

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2003
================================================================================
Note 15 - Fair Value of Financial Instruments

                  The Company discloses fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial statements disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider tax consequences of realization. The carrying value of cash, trade receivables, notes receivable and accounts payable and variable rate debt instruments approximate fair value. The carrying value of long-term debt approximates fair value in 2003 and 2002 due to the scheduled maturities and restrictive provisions of the debt.


Note 16 - Contingencies

                  Environmental. The Company's past and present operations include activities that are subject to federal and state environmental regulations.

                  In October 2000, the Company was notified by the Environmental Protection Agency that the flow coat paint system located in its Livingston, Tennessee plant was not in compliance with certain emission regulations. The Company was issued a temporary paint permit which expired on December 31, 2001. In January 2003, the Company surrendered its temporary paint permit and discontinued all wet paint finishing at the facility.


Note 17 - Partially Self-Insured Health Insurance

                  The Company is partially self-insured for losses and liabilities related to health insurance claims. Losses are accrued based upon the Company's estimates and experience. The plan includes a $30,000 stop-loss provision per month. The self-insurance liability of $72,551 at June 30, 2003 and $60,000 at June 30, 2002 is included in current liabilities in the consolidated balance sheets.

Independent Auditors' Report



The Board of Directors and Stockholders
W W Capital Corporation
Fort Collins, Colorado


         We have audited the accompanying consolidated balance sheets of W W Capital Corporation as of June 30, 2003 and 2002, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years ended June 30, 2003, and have issued our report thereon dated September 15, 2003. Our audit also included the financial statement schedules of W W Capital Corporation listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.








                                        BROCK AND COMPANY, CPAs, P.C.


Fort Collins, Colorado
September 15, 2003

W W CAPITAL CORPORATION

Schedule I - Condensed Financial Information of Registrant
Balance Sheets
==================================================================================

June 30                                                       2003          2002
----------------------------------------------------------------------------------
ASSETS

Current Assets;
Cash                                                      $   17,378   $   24,578
Deferred income tax asset                                    178,000      149,500
Other current assets                                          28,023       28,023
                                                          ----------   ----------
Total current assets                                         223,401      202,101
                                                          ----------   ----------

Equipment;
Net of accumulated depreciation of $128,628
  in 2003 and $125,483 in 2002                                 8,637        5,539
                                                          ----------   ----------

Other Assets;
Investment in wholly owned subsidiaries                      656,568    1,073,600
Loan acquisition costs, net of accumulated amortization
  of $7,175 in 2003 and $3,075 in 2002                        33,825       37,925
Other assets                                                   2,312        2,312
                                                          ----------   ----------
Total other assets                                           692,705    1,113,837
                                                          ----------   ----------

Total assets                                              $  924,743   $1,321,477
                                                          ==========   ==========

W W CAPITAL CORPORATION

Schedule I - Condensed Financial Information of Registrant
Balance Sheets (continued)
=========================================================================================

June 30                                                              2003           2002
-----------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities;
Accounts payable, subsidiaries                                 $   242,112    $    69,561
Accrued expenses                                                     8,633         54,885
Current portion of notes payable                                   104,000         63,000
                                                               -----------    -----------
Total current liabilities;                                          354,745        187,446
                                                               -----------    -----------

Long-Term Liabilities;
Long-term notes payable, net of current portion                    891,324        948,981
Deferred income tax liability                                       20,900        179,900
                                                               -----------    -----------
Net long-term liabilities                                          912,224      1,128,881
                                                               -----------    -----------
Total liabilities                                                1,266,969      1,316,327
                                                               -----------    -----------

Stockholders' Equity (Deficit);
Preferred stock, $10.00 par value, 400,000 shares authorized          --             --
Common stock, $0.01 par value, 15,000,000 shares
  authorized, 5,553,827 shares issued in 2003 and 2002              55,538         55,538
Capital in excess of par value                                   3,305,533      3,305,533
Accumulated deficit                                               (824,182)      (476,806)
                                                               -----------    -----------
                                                                 2,536,889      2,884,265
Less 3,545,663 shares of treasury stock, at cost at
  June 30, 2003 and 2002                                        (2,879,115)    (2,879,115)
                                                               -----------    -----------
Net stockholders' equity (deficit)                                (342,226)         5,150
                                                               -----------    -----------

Total liabilities and stockholders' equity (deficit)           $   924,743    $ 1,321,477
                                                               ===========    ===========

W W CAPITAL CORPORATION

Schedule I - Condensed Financial Information of Registrant
Statements of Operations
===========================================================================================

Years ended June 30                                        2003         2002        2001
-------------------------------------------------------------------------------------------
Revenues;
Managment fee from subsidiaries                        $ 420,000    $ 396,000    $ 336,000

Operating Expenses;
General and administrative                               475,568      444,927      397,511
                                                       ---------    ---------    ---------

Operating loss                                           (55,568)     (48,927)     (61,511)

Other Income (Expense);
Interest income                                             --           --          1,659
Interest expense                                         (62,321)     (89,995)     (48,969)
Other income                                                  45       11,663          539
Equity in earnings (loss) of continuing subsidiaries
   before income taxes                                  (417,032)     207,123     (192,393)
                                                       ---------    ---------    ---------

Earnings (Loss) From Continuing Operations
   Before Income Taxes                                  (534,876)      79,864     (300,675)

Income Tax Benefit (Expense) From
   Continuing Operations                                 187,500      (25,400)      53,220
                                                       ---------    ---------    ---------

Earnings (loss) from continuing operations              (347,376)      54,464     (247,455)
                                                       ---------    ---------    ---------

Discontinued Operations;
Earnings from operations of Titan Industries
   disposed of (net of income taxes of $59,000 at
   June 30, 2001)                                           --           --         88,219
Loss on disposal of Titan Industries                        --           --        (14,900)
                                                       ---------    ---------    ---------

Earnings of discontinued operations                         --           --         73,319
                                                       ---------    ---------    ---------

Net earnings (loss)                                    $(347,376)   $  54,464    $(174,136)
                                                       =========    =========    =========

W W CAPITAL CORPORATION

Schedule I - Condensed Financial Information of Registrant
Statement of Cash Flows
============================================================================================

Years ended June 30                                          2003         2002        2001
--------------------------------------------------------------------------------------------
Net Cash Flows Provided (Used) by Operating Activities   $  15,700    $(292,239)   $ 209,976
                                                         ---------    ---------    ---------

Cash Flows From Investing Activities;
Purchase of equipment                                       (6,243)      (2,587)      (1,566)
                                                         ---------    ---------    ---------
Net cash used by investing activities                       (6,243)      (2,587)      (1,566)
                                                         ---------    ---------    ---------

Cash Flows From Financing Activities;
Borrowings on notes payable                                 31,308      261,981         --
Payments on notes payable                                  (47,965)        --           --
Payments of loan acquisition costs                            --        (41,000)        --
Proceeds from the exercise of stock options                   --           --          1,036
Repurchase of common stock                                    --           --       (165,100)
                                                         ---------    ---------    ---------
Net cash provided (used) by financing activities           (16,657)     220,981     (164,064)
                                                         ---------    ---------    ---------

Net Increase (Decrease) in Cash                             (7,200)     (73,845)      44,346

Cash, Beginning of Year                                     24,578       98,423       54,077
                                                         ---------    ---------    ---------

Cash, End of Year                                        $  17,378    $  24,578    $  98,423
                                                         =========    =========    =========

Supplemental Disclosure of Cash Flow Information;

Cash paid during the year for interest                   $  94,129    $  75,216    $   1,219
                                                         =========    =========    =========

Installment loans used for the repurchase of
   common stock                                          $    --      $    --      $ 750,000
                                                         =========    =========    =========

Treasury stock acquired in sale of property              $    --      $    --      $  17,500
                                                         =========    =========    =========

W W CAPITAL CORPORATION

Schedule I - Condensed Financial Information of Registrant
Notes
June 30, 2003
================================================================================

Note 1 - Related Party Transactions

                  The following amounts related to wholly owned subsidiaries of the Company were eliminated in the consolidated financial statements of the Company but are reflected in this condensed financial statement of registrant at June 30:

                                                                    2003         2002           2001
                                                                    ----         ----           ----
           Amounts receivable (payable):
               W-W Manufacturing Co. Inc.                        $(242,111)    $ (69,561)     $(168,664)
                                                                 =========     =========      =========

           Management fee income from continuing operations:
               W-W Manufacturing Co. Inc.                        $ 420,000      $396,000      $ 336,000
                                                                 =========     =========      =========

           Equity (loss) from continuing subsidiary operations:
               W-W Manufacturing Co. Inc.                        $(417,032)     $207,123      $(192,393)
                                                                 =========     =========      =========


W W CAPITAL CORPORATION

Schedule II - Valuation and Qualifying Accounts
Years ended June 30, 2003
================================================================================

                                                               Additions
                                                        -----------------------
                                         Balance at     Charged to     Charged                   Balance
                                         Beginning      Costs and      to Other                  at End of
                Description              of Period      Expenses       Accounts    Deductions    Period
                -----------              ---------      --------      --------     ----------    ------
June 30, 2003
   Allowance for doubtful accounts:
       Accounts receivable             $  275,000      $  57,880     $    --     $  42,880     $  290,000

June 30, 2002
   Allowance for doubtful accounts:
       Accounts receivable                 35,000        306,328          --        66,328        275,000

June 30, 2001
   Allowance for doubtful accounts:
       Accounts receivable                 38,000         28,212          --        31,212         35,000


Item 9.           Changes in and Disagreements with Accountants on Accounting
-------           and Financial Disclosures.
                  -----------------------------------------------------------

Not Applicable


Item 9A.          Controls and Procedures.
--------          ------------------------

The Company's management, including the President and Chief Executive Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based such evaluation, the CEO has concluded that, as of June 30, 2003, the Company's disclosure controls and procedures are effective in ensuring that material information relating to the Company (including its consolidated subsidiaries), which is required to be included in the Company's periodic filings under the Exchange Act, has been made known to them in a timely manner.

There have been no significant changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of this report) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Part III, Items 10, 11, 12, 13 and 14, are incorporated herein by reference from the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders which will be filed in an amendment within 120 days of June 30, 2003.

                                     PART IV

Item 15.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------       ----------------------------------------------------------------

  (a)   (1)    List of Financial Statements Filed as a Part of This Report
               -----------------------------------------------------------

Consolidated Balance Sheets as of June 30, 2003 and June 30, 2002.

Consolidated Statements of Operations for the years ended June 30, 2003, 2002, and 2001.

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended June 30, 2003, 2002, and 2001.

Consolidated Statements of Cash Flows for the years ended June 30, 2003, 2002, and 2001.

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

10.5 Loan Agreement dated January 5, 2001 between the Registrant and West-OK Investment, LLC.

10.6 Promissory Note dated September 20, 2001 given by the Registrant to West-OK Investment, LLC.

21.0      Subsidiaries of the Registrant (attached hereto).

31.1 Certification of principal executive officer a required by Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto).

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto).


Item 15 (b)
-----------

No reports on Form 8-K were filed during the fourth quarter of the fiscal year covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              W W CAPITAL CORPORATION
                                                   (Registrant)

         Dated:  October 14, 2003      By: /s/ Steve D. Zamzow
                                           ------------------------------
                                               Steve D. Zamzow, President, CEO
                                               and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Dated:  October 14, 2003      By: /s/ Steve D. Zamzow
                                           -----------------------------------
                                               Steve D. Zamzow, President, CEO
                                               and Director

         Dated:  October 14, 2003      By: /s/ Harold Gleason
                                           -----------------------------------
                                               Harold Gleason, Chairman

         Dated:  October 14, 2003      By: /s/ L.M. "Mick" McCarty
                                           ------------------------------------
                                               L.M. "Mick" McCarty, Secretary,
                                                Treasurer and Director

         Dated:  October 14, 2003      By: /s/ Millard T. Webster
                                           -----------------------------------
                                               Millard T. Webster, Director

         Dated:  October 14, 2003      By: /s/ A. Randall Kourt
                                           -----------------------------------
                                               A. Randall Kourt, Director

                                  EXHIBIT 31.1

 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AS REQUIRED BY SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Steve D. Zamzow, President and Chief Executive Officer of W W Capital Corporation, certify that:

        1. I have reviewed the annual report on Form 10-K filed by W W Capital Corporation;

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

        4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and I have:

          a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of this annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

        5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




         Dated:  October 14, 2003             By: /s/ Steve D. Zamzow
                                                 -----------------------------
                                                      Steve D. Zamzow,
                                                      President and CEO

                                  EXHIBIT 32.1

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of W W Capital Corporation (the "Company") for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steve D. Zamzow, President and Chief Executive Officer of the Company, certify, based on my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


         Dated:  October 14, 2003        By: /s/ Steve D. Zamzow
                                            ----------------------------------
                                                 Steve D. Zamzow,
                                                 President and CEO