Form 10-Q
period 2003-09-30
W W CAPITAL CORP
filed 2003-11-17
CIK 831253

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 2003
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _________ to _________

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Act).
                Yes ____      No_X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class                          Number of Shares Outstanding
-------------------                             at November 17, 2003
   Common stock                              ----------------------------
 $0.01 Par Value                                     2,010,614

                             W-W CAPITAL CORPORATION

                                      Index
                                      -----

PART I          FINANCIAL INFORMATION                            PAGE NO.
------          ---------------------                            --------

Item 1          Balance Sheets
------            September 30, 2003 and June 30, 2003               1

                Statements of Income
                  Three Months Ended
                  September 30, 2003 and 2002                        3

                Statements of Cash Flows
                  Three Months Ended
                  September 30, 2003 and 2002                        5

                Notes to Financial Statements                        7

Item 2          Management's Discussion and Analysis
------            of Financial Condition and Results
                  of Operations                                      9

Item 3          Quantitative and Qualitative Disclosures
------            About Market Risks                                12

Item 4          Controls and Procedures                             12
------


PART II         OTHER INFORMATION
-------         -----------------

Item 1          LEGAL PROCEEDINGS                                   13
------
Item 2          CHANGES IN SECURITIES                               13
------
Item 3          DEFAULTS UPON SENIOR SECURITIES                     13
------
Item 4          SUBMISSION OF MATTERS TO VOTE OF
------          SECURITY HOLDERS                                    13

Item 5          OTHER INFORMATION                                   13
------
Item 6          EXHIBITS AND REPORT ON FORM 8-K                     13
------


                SIGNATURES                                          14

                         Part I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------
                             W-W CAPITAL CORPORATION
                             -----------------------

                                 Balance Sheets

                                                      September 30,    June 30,
                                                          2003           2003
                                                          ----           ----
                                                      (Unaudited)
Assets
------
Current assets:
     Cash                                            $   127,748    $   127,479
                                                     -----------    -----------
     Accounts receivable, trade                        1,946,143      1,672,198
     Less allowance for doubtful accounts               (290,000)      (290,000)
                                                     -----------    -----------

         Net accounts receivable, trade                1,656,143      1,382,198
                                                     -----------    -----------
     Accounts receivable, other                           15,078         13,458
     Inventories:
         Raw materials                                   575,674        528,112
         Work-in-process                                 428,913        375,882
         Finished goods                                  655,122        607,832
                                                     -----------    -----------
              Total inventories                        1,659,709      1,511,826
                                                     -----------    -----------
     Prepaid expenses                                     74,373         41,556
     Current portion of notes receivable,
         related parties                                    --            1,261
     Current portion of net investment in
         sales-type lease                                 20,588         18,055
      Deferred income tax asset                          174,000        178,000
                                                     -----------    -----------
         Total current assets                          3,727,639      3,273,833
                                                     -----------    -----------

Property and equipment, at cost:                       4,660,786      4,612,478
     Less accumulated depreciation
         and amortization                             (2,382,133)    (2,337,391)
                                                     -----------    -----------
         Net property and equipment                    2,278,653      2,275,087
                                                     -----------    -----------

Other Assets:
     Long-term notes receivable related parties,
         net of current portion                           19,812         19,812
     Net investment in sales-type lease, net of
         current portion                                   6,810         27,398
     Loan acquisition costs, net of accumulated
         amortization of $8,200 at September
         30, 2003 and $7,175 at June 30, 2003             32,800         33,825
     Equipment deposits                                  175,000        175,000
     Other assets                                         40,463         40,463
                                                     -----------    -----------
         Total other assets                              274,885        296,498
                                                     -----------    -----------

     TOTAL ASSETS                                    $ 6,281,177    $ 5,845,418
                                                     ===========    ===========

               The accompanying Notes are an integral part of the
                       consolidated financial statements

                             W-W CAPITAL CORPORATION
                             -----------------------

                            Balance Sheets, Continued

                                                          September 30,    June 30,
                                                              2003           2003
                                                              ----           ----
                                                          (Unaudited)
Liabilities
-----------
Current Liabilities:
     Accounts payable                                    $ 1,685,342    $ 1,260,959
     Accrued payroll and related taxes                       228,266        205,417
     Accrued property taxes                                   13,575          9,050
     Accrued interest payable                                 11,558         14,898
     Other current liabilities                                17,842         14,444
     Current portion of long-term notes payable            2,033,000      1,943,000
     Current portion of capital lease obligations             69,000         73,000
                                                         -----------    -----------
         Total current liabilities                         4,058,583      3,520,768
                                                         -----------    -----------

Other Liabilities:
     Long-term notes payable, net of current portion       1,407,997      1,498,515
     Long-term capital lease obligations, net
         of current portion                                1,130,212      1,147,461
     Deferred income tax liability                            20,900         20,900
                                                         -----------    -----------
         Total other liabilities                           2,559,109      2,666,876
                                                         -----------    -----------

         TOTAL LIABILITIES                                 6,617,692      6,187,644
                                                         -----------    -----------

Stockholders' Deficit
---------------------
     Preferred stock: $10.00 par value, 400,000 shares
         authorized                                             --             --
     Common stock, $0.01 par value, 15,000,000
         shares authorized; 5,553,827 shares issued
         at September 30, 2003 and June 30, 2003              55,538         55,538
     Capital in excess of par value                        3,305,533      3,305,533
     Accumulated deficit                                    (818,471)      (824,182)
                                                         -----------    -----------
                                                           2,542,600      2,536,889
     Less 3,543,213 shares of treasury stock, at cost     (2,879,115)    (2,879,115)
                                                         -----------    -----------

         NET STOCKHOLDERS' DEFICIT                          (336,515)      (342,226)
                                                         -----------    -----------

         TOTAL LIABILITIES AND
         STOCKHOLDERS' DEFICIT                           $ 6,281,177    $ 5,845,418
                                                         ===========    ===========

               The accompanying Notes are an integral part of the
                       consolidated financial statements

                             W-W CAPITAL CORPORATION
                             -----------------------

                              Statements of Income
                                   (Unaudited)

                                                                 Three Months Ended
                                                                    September 30,
                                                                    -------------
                                                                 2003          2002
                                                                 ----          ----
Net sales                                                   $ 3,089,972    $ 3,141,639
Cost of goods sold                                            2,388,868      2,565,668
                                                            -----------    -----------
      Gross profit                                              701,104        575,971
                                                            -----------    -----------

Operating expenses:
      Selling expenses                                          281,389        241,065
      General and administrative expenses                       335,685        331,165
                                                            -----------    -----------
           Total operating expenses                             617,074        572,230
                                                            -----------    -----------

           Operating earnings                                    84,030          3,741
                                                            -----------    -----------

Other income (expenses):
      Interest income                                            10,183           --
      Interest expense                                          (89,486)       (86,790)
      Gain on sale of assets                                      3,400            100
      Other income (expense), net                                 1,584          1,932
                                                            -----------    -----------
           Total other income (expense)                         (74,319)       (84,758)
                                                            -----------    -----------

Earnings (loss) before income taxes and cumulative effect
  of a change in accounting principle                             9,711        (81,017)

Income tax benefit (expense)                                     (4,000)        32,000
                                                            -----------    -----------
Earnings (loss) before cumulative effect of a change
  in accounting principle                                         5,711        (49,017)

Cumulative effect of a change in accounting
  principle                                                        --           61,744
                                                            -----------    -----------

Net earnings                                                $     5,711    $    12,727
                                                            ===========    ===========

               The accompanying Notes are an integral part of the
                       consolidated financial statements

                             W-W CAPITAL CORPORATION
                             -----------------------

                        Statements of Income, Continued
                                   (Unaudited)
                                                                 Three Months Ended
                                                                    September 30
                                                                    ------------
                                                                2003             2002
                                                                ----             ----
Earnings per common share:
      Basic
           Earnings (loss) before cumulative effect
              of a change in accounting principle        $         .00   $       ( .02)

           Cumulative effect of a change in
              accounting principle                                 .00             .03
                                                         -------------   -------------

           Net earnings                                  $         .00   $         .01
                                                         =============   =============

           Weighted average number of common
              shares                                         2,010,614       2,010,614

      Diluted
           Earnings (loss) before cumulative effect
              of a change in accounting principle        $         .00   $        (.02)

           Cumulative effect of a change in
              accounting principle                                 .00             .03
                                                         -------------   -------------

           Net earnings                                  $         .00   $         .01
                                                         =============   =============

           Weighted average number of common
              shares                                         2,010,614       2,010,614


               The accompanying Notes are an integral part of the
                       consolidated financial statements

                             W-W CAPITAL CORPORATION
                             -----------------------

                            Statements of Cash Flows
                                   (Unaudited)

                                                             Three Months Ended
                                                                September 30,
                                                                -------------
                                                              2003         2002
                                                              ----         ----
Cash flows from operating activities:
     Net earnings                                         $   5,711    $  12,727
     Adjustments to reconcile net earnings to net cash
         provided by operating activities:
         Depreciation and amortization                       62,271       60,349
         Gain on sale of property and equipment              (3,400)        (100)
         Provision for loss on accounts receivable            3,322         --
         Write off of negative goodwill                        --        (61,744)

     Change in assets and liabilities:
         Accounts receivable                               (259,212)      95,764
         Inventories                                       (147,883)     (53,078)
         Other current and non-current assets               (30,437)     (69,289)
         Accounts payable                                   424,383      187,138
         Accrued expenses and other current liabilities      27,432      (10,699)
                                                          ---------    ---------
              Net cash provided by operating
                  activities                                 82,187      161,068
                                                          ---------    ---------

Cash flows from investing activities:
     Purchases of property and equipment                     (2,831)     (16,791)
     Proceeds from stockholders' notes receivable             1,261         --
     Proceeds from sale of property and equipment            16,900          100
                                                          ---------    ---------

              Net cash provided (used) by investing
                  activities                              $  15,330    $ (16,691)
                                                          ---------    ---------

                          (Continued on following page)

                             W-W CAPITAL CORPORATION
                             -----------------------

                       Statements of Cash Flows, Continued
                                   (Unaudited)

                                                         Three Months Ended
                                                            September 30,
                                                            -------------
                                                         2003           2002
                                                         ----           ----
Cash flows from financing activities:
     Payments on notes payable, financial
         institutions and government entities       $(2,892,535)   $(3,233,341)
     Proceeds from notes payable                      2,816,536      3,067,657
     Payment on capital leases                          (21,249)       (16,183)
                                                    -----------    -----------
         Net cash used by financing activities          (97,248)      (181,867)
                                                    -----------    -----------

     Net increase (decrease) in cash                        269        (37,490)

     Cash at beginning of period                        127,479        137,948
                                                    -----------    -----------

     Cash at end of period                          $   127,748    $   100,458
                                                    ===========    ===========


Supplemental Information:

     Cash paid during the period for interest       $    92,827    $    98,035

     Installment loans to acquire property
         and equipment                              $    75,479    $   229,519

     Cash paid during the period for income taxes   $       920    $      --



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

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles for full-year financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to W-W Capital Corporation's financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2003. In the opinion of management, all adjustments (consisting of normal recurring accrual basis adjustments) considered necessary for a fair presentation have been reflected in the accompanying financial statements. Operating results for the three month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended June 30, 2004.

       The Company has incurred operating losses two out of the past three fiscal years, has a working capital deficit of $330,944 and has an accumulated deficit of $336,515 as of September 30, 2003. The report of independent auditors on the Company's June 30, 2003 audited financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that it has developed a viable plan to address these issues and that its plan will enable the Company to continue as a going concern for the next twelve months. This plan includes the realization of revenues from the commercialization of new products and the reduction of certain operating expenses. Although the Company believes that its plan will be realized, there is no assurance that these events will occur. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

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

         A reconciliation of reported net income for the three months ended September 30, 2002 adjusted to reflect the adoption of SFAS No. 141 as if it had been effective July 1, 2001 is as follows:

     Reported net income                                $  12,727
     Subtract-back adjustment for accounting change      ( 61,744)
     Add-back goodwill amortization                          --
     Adjusted net loss                                  $( 49,017)
                                                          =======

     Adjusted net loss per share - Basic                $   (.02)

     Adjusted net loss per share - Diluted              $  ( .02)


NOTE 4 - RELATED PARTY TRANSACTION
----------------------------------

         The Company has related party transactions. See the footnotes to W-W Capital Corporation financial statements for the year ended June 30, 2003, included in its Annual Report on Form 10-K for the nature and type of related party transactions.

         A summary of the related party transactions that affect the Company's statements of income for the three months ended September 30, 2003 and 2002 respectively, is as follows:

                                        Three Months Ended
                                           September 30,
                                           -------------
Transactions with
Related parties                     2003                 2002
---------------                     ----                 ----

Interest income                    $1,261              $   --

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

Analysis of Results of Operations
---------------------------------

         The Company had net income of $5,711 for the three month period ended September 30, 2003, as compared to $12,727 in 2002 which included income of $61,744 related to a change in accounting principle. The Company had a net loss before the cumulative effect of the change in accounting principle of $49,017 for the three month period ended September 30, 2002.

         Net sales decreased $51,667, or 1.6% to $3,089,972 for the three months ended September 30, 2003, compared to $3,141,639 for 2002.

         Sales at the W-W Manufacturing plant in Thomas, Oklahoma increased $509,308, or 25.7%, from $1,980,924 for the three months ended September 30, 2002 to $2,490,232 in 2003. This increase in sales is attributable to an overall recovery in the economy as well as the addition of a large special project sale during the quarter. Management believes that with the improving economy and geopolitical environment, sales will exceed prior years levels.

         Sales at the Eagle Enterprises location in Livingston, Tennessee decreased $487,985, or 62.8% from $777,228 for the three months ended September 30, 2002 to $289,243 in 2003. The Livingston plant was hit hardest by the sluggish economy, the need to update certain equipment and the need for installation of a new paint system. After the powder coat paint system was implemented in Thomas, Oklahoma, many customers wanted to purchase only product with a powder coat finish. With the economic environment in decline, management decided that the cost to install a new paint system in the Livingston plant was to high and the risk too great for the Company to take. During November 2002 the decision to scale back operations at the Livingston plant was made. While certain revenues were transferred to the Thomas plant, many revenues were permanently lost. During June 2003 management made the decision to market a new inline pre-galvanized product from the Livingston plant. This product allows for manufacturing without problems related to paint. Sales of the new product line showed steady improvement during the first quarter of fiscal 2004 from $58,451 in July 2003 to $132,318 in September 2003. Management believes this new product line will continue to show improvement throughout the second quarter, which should allow the Livingston plant to be in full operation by the third quarter of fiscal 2004.

         Sales at the W-W Paul location in Duncan, Oklahoma decreased $72,990, or 19.0%, from $383,487 for the three month period ended September 30, 2002 to $310,497 for 2003. Whereas the Duncan location's primary manufacturing responsibilities are livestock scales and hydraulic squeeze chutes, they also serve as a supply source to the Thomas location. While all interdivision sales are eliminated for financial statement purposes, the Duncan location had a substantial increase in such sales. This allowed overall sales for the Duncan location to remain stable. With the improved economic outlook and a new emphasis on marketing new and redeveloped scales, management believes that sales at the Duncan location should increase during the remainder of fiscal 2004.

         Gross margins increased from 18.3% for the three month period ended September 30, 2002 to 22.7% for the same period of 2003. This increase of 4.4% is the result of a drop in steel costs during the last portion of fiscal 2003. The Company also performed an extensive evaluation of raw materials during the fourth quarter of fiscal 2003 and found several ways to lower certain costs. The Company continues to seek improvements through manufacturing system analysis as well as retail price adjustments.

         Selling expenses as a percentage of sales increased from 7.7% for the three month period ended September 30, 2002 to 9.1% for the same period of 2003. The dollars expended on selling expense increased from $241,065 for the three months ended September 30, 2002 to $281,389 for the same period of 2003, an increase of $40,324. The Company is aggressively pursuing new markets and expanding its distributor/dealer base while at the same time evaluating ways of keeping costs in line as a percentage of sales.

         General and administration expenses as a percentage of sales increased from 10.5% for the quarter ended September 30, 2002 to 10.9% for the corresponding quarter in 2003. The total dollars expended on general and administration costs remained relatively consistent, increasing $4,520. The Company will continue to find ways to lower general and administrative expense through the use of centralization, job realignment, and line-by-line expense evaluation and reduction.

         Interest expense increased from $86,790 for the three months ended September 30, 2002 to $89,486 for the same period of 2003, an increase of 3.1%. As profits and cash flow improve, the Company plans to reduce debt, thereby reducing overall interest expense.

Liquidity and Capital Resources
-------------------------------

         The Company's principal sources of liquidity are from working capital, internally generated funds and borrowing under its credit facilities. The Company believes that these sources are sufficient to fund the current requirements of working capital, capital expenditures and other financial commitments. The Company generated funds from operations of $82,187 during the quarter ended September 30, 2003 primarily caused by an increase in accounts payable balances.

The Company provided cash from investing of $15,330 from the sales of certain equipment. Financing activities used net cash of $97,248, primarily to repay amounts outstanding under our credit facilities. As the Company moves further into fiscal 2004 it anticipates increased sales growth with a continued reduction in borrowings.

         The Company's working capital decreased for the period ended September 30, 2003 to $(330,944) as compared to $1,768,823 for September 30, 2002. This reduction is due to the reclassification of long-term debt to current liabilities because the Company was in violation of certain bank covenants at year-end. The Company is currently negotiating new covenants with the bank for fiscal 2004.

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

         The Company feels that it will improve in both sales and operating earnings throughout fiscal 2004. With increased working capital and lines of credit, the Company feels it has an adequate supply of liquidity to meet its needs.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risks
-------  -----------------------------------------------------------

         The Company is exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow, assuming other factors are held constant. At September 30, 2003, the Company had variable rate notes payable of approximately $2,642,000. Holding other variables constant, the pre-tax earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates would be approximately $26,000.


ITEM 4.  Controls and Procedures
-------  -----------------------

         As of September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic Securities Exchange Commission
(SEC) filings. Disclosure controls and procedures are defined as controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

     Not Applicable

ITEM 4.         SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
                --------------------------------------------------

     Not Applicable

ITEM 5.         OTHER INFORMATION
-------         -----------------

     Not Applicable

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
-------         --------------------------------

     Exhibit
     Number         Document
     ------         --------

     31.0 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto).

     32.0 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto).

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  W W CAPITAL CORPORATION
                                                   (Registrant)

Dated:  November 17, 2003         By:/s/ Steve D. Zamzow
                                     --------------------------------------
                                         Steve D. Zamzow,  President  & CEO



Dated:  November 17, 2003         By:/s/ Mike Dick
                                     --------------------------------------
                                         Mike Dick, Controller

                                  Exhibit 31.0

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Steve D. Zamzow, certify that:

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

     3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

        b.     evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure control and procedures, as of the end of the period covered by this report based on such evaluation: and

        c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a. all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



         Dated:  November 17, 2003    By:/s/ Steve D. Zamzow
                                         -----------------------------
                                             Steve D. Zamzow, President and CEO

                                  Exhibit 32.0

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of W W Capital Corporation (the "Company") for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steve
D. Zamzow, President and Chief Executive Officer of the Company, certify, based on my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


          Dated:  November 17, 2003    By:/s/ Steve D. Zamzow
                                          --------------------------------------
                                              Steve D. Zamzow, President and CEO