Form 10-Q
period 2003-12-31
W W CAPITAL CORP
filed 2004-02-20
CIK 831253

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class                               Number of Shares Outstanding
-------------------                                   at February 20, 2004
  Common stock                                     --------------------------
  $0.01 Par Value                                          2,010,614

                             W-W CAPITAL CORPORATION

                                      Index
                                      -----

PART I       FINANCIAL INFORMATION                            PAGE NO.
------       ---------------------                            --------

Item 1       Balance Sheets
------         December 31, 2003 and June 30, 2003                1

             Statements of  Operations
               Three and Six Months Ended
               December 31, 2003 and 2002                         3

             Statements of Cash Flows
               Six Months Ended
               December 31, 2003 and 2002                         5

             Notes to Financial Statements                        7

Item 2       Management's Discussion and Analysis
------         of Financial Condition and Results
               of Operations                                      9

Item 3       Quantitative and Qualitative Disclosures
------         About Market Risks                                12

Item 4       Controls and Procedures                             12
------



PART II      OTHER INFORMATION
-------      -----------------

Item 1       LEGAL PROCEEDINGS                                   13
------
Item 2       CHANGES IN SECURITIES                               13
------
Item 3       DEFAULTS UPON SENIOR SECURITIES                     13
------
Item 4       SUBMISSION OF MATTERS TO VOTE OF
------       SECURITY HOLDERS                                    13

Item 5       OTHER INFORMATION                                   13
------
Item 6       EXHIBITS AND REPORT ON FORM 8-K                     13
------


             SIGNATURES                                          14

                         Part I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                             W-W CAPITAL CORPORATION
                             -----------------------
                                 Balance Sheets

                                                       December 31,    June 30,
                                                          2003           2003
                                                          ----           ----
                                                       (Unaudited)
Assets
------
Current assets:
     Cash                                                108,900        127,479
                                                     -----------    -----------
     Accounts receivable, trade                      $ 1,853,130    $ 1,672,198
     Less allowance for doubtful accounts               (290,000)      (290,000)
                                                     -----------    -----------
         Net accounts receivable, trade                1,563,130      1,382,198
                                                     -----------    -----------
     Accounts receivable, other                           13,250         13,458
     Inventories:
         Raw materials                                   526,046        528,112
         Work-in-process                                 348,100        375,882
         Finished goods                                  717,840        607,832
                                                     -----------    -----------
              Total inventories                        1,591,986      1,511,826
                                                     -----------    -----------
     Prepaid expenses                                     95,986         41,556
     Current portion of notes receivable, related
         parties                                             717          1,261
     Current portion of net investment in sales-
         type lease                                       20,588         18,055
      Deferred income tax asset                          178,000        178,000
                                                     -----------    -----------
         Total current assets                          3,572,557      3,273,833
                                                     -----------    -----------

Property and equipment, at cost:                       4,662,529      4,612,478
     Less accumulated depreciation
         and amortization                             (2,420,113)    (2,337,391)
                                                     -----------    -----------
         Net property and equipment                    2,242,416      2,275,087
                                                     -----------    -----------

Other Assets:
     Long-term notes receivable related parties,
         net of current portion                           19,095         19,812
     Net investment in sales-type lease, net of
         current portion                                   6,810         27,398
     Loan acquisition costs, net of accumulated
         amortization of $9,225 at December
         31, 2003 and $7,175 at June 30, 2003             31,775         33,825
     Equipment deposits                                  175,000        175,000
     Other assets                                         40,463         40,463
                                                     -----------    -----------
         Total other assets                              273,143        296,498
                                                     -----------    -----------
     TOTAL ASSETS                                    $ 6,088,116    $ 5,845,418
                                                     ===========    ===========


               The accompanying Notes are an integral part of the
                       consolidated financial statements

                             W-W CAPITAL CORPORATION
                             -----------------------
                            Balance Sheets, Continued

                                                           December 31,    June 30,
                                                              2003           2003
                                                              ----           ----
                                                          (Unaudited)
Liabilities
-----------
Current Liabilities:
     Accounts payable                                    $ 1,603,800    $ 1,260,959
     Accrued payroll and related taxes                       209,517        205,417
     Accrued property taxes                                   19,300          9,050
     Accrued interest payable                                 16,940         14,898
     Other current liabilities                                18,918         14,444
     Current portion of long-term notes payable            1,898,000      1,943,000
     Current portion of capital lease obligations             68,000         73,000
                                                         -----------    -----------
         Total current liabilities                         3,834,475      3,520,768
                                                         -----------    -----------

Other Liabilities:
     Long-term notes payable, net of current portion       1,357,113      1,498,515
     Long-term capital lease obligations, net
         of current portion                                1,113,091      1,147,461
      Deferred income tax liability                           60,100         20,900
                                                         -----------    -----------
         Total other liabilities                           2,530,304      2,666,876
                                                         -----------    -----------

         TOTAL LIABILITIES                                 6,364,779      6,187,644
                                                         -----------    -----------

Stockholders' Deficit
     Preferred stock: $10.00 par value, 400,000
         shares authorized                                      --             --
     Common stock, $0.01 par value, 15,000,000
         shares authorized; 5,553,827 shares issued
         at December 31, 2003 and June 30, 2003               55,538         55,538
     Capital in excess of par value                        3,305,533      3,305,533
     Accumulated deficit                                    (758,619)      (824,182)
                                                         -----------    -----------
                                                           2,602,452      2,536,889
     Less 3,543,213 shares of treasury stock, at cost     (2,879,115)    (2,879,115)
                                                         -----------    -----------

         NET STOCKHOLDERS' DEFICIT                          (276,663)      (342,226)
                                                         -----------    -----------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' DEFICIT                           $ 6,088,116    $ 5,845,418
                                                         ===========    ===========

               The accompanying Notes are an integral part of the
                       consolidated financial statements

                             W-W CAPITAL CORPORATION
                             -----------------------
                            Statements of Operations
                                   (Unaudited)

                                                          Three Months Ended             Six Months Ended
                                                              December 31                   December 31,
                                                              -----------                   ------------
                                                          2003           2002           2003           2002
                                                          ----           ----           ----           ----
Net sales                                            $ 3,278,339    $ 3,056,436    $ 6,368,310    $ 6,198,075
Cost of goods sold                                     2,455,873      2,408,805      4,844,741      4,974,472
                                                     -----------    -----------    -----------    -----------
      Gross profit                                       822,466        647,631      1,523,569      1,223,603
                                                     -----------    -----------    -----------    -----------
Operating expenses:
      Selling expenses                                   299,557        281,745        580,946        522,811
      General and administrative expenses                325,846        314,007        661,531        645,172
                                                     -----------    -----------    -----------    -----------
           Total operating expenses                      625,403        595,752      1,242,477      1,167,983
                                                     -----------    -----------    -----------    -----------

           Operating earnings                            197,063         51,879        281,092         55,620
                                                     -----------    -----------    -----------    -----------

Other income (expenses):
      Interest income                                         78             93         10,261             76
      Interest expense                                  (104,913)      (105,223)      (194,399)      (191,996)
      Gain on sale of assets                               1,988           --            5,388            100
      Other income (expense), net                            836         50,067          2,421         51,999
                                                     -----------    -----------    -----------    -----------
           Total other income (expense)                 (102,011)       (55,063)      (176,329)      (139,821)
                                                     -----------    -----------    -----------    -----------

Earnings (loss) before income taxes and cumulative
      effect of a change in accounting principle          95,052         (3,184)       104,763        (84,201)

Income tax benefit (expense)                             (35,200)         2,000        (39,200)        34,000
                                                     -----------    -----------    -----------    -----------

Earnings (loss) before cumulative effect of a
      change in accounting principle                      59,852         (1,184)        65,563        (50,201)

Cumulative effect of a change in accounting
      principle                                             --             --             --           61,744
                                                     -----------    -----------    -----------    -----------

Net earnings (loss)                                  $    59,852    $    (1,184)   $    65,563    $    11,543
                                                     ===========    ===========    ===========    ===========


               The accompanying Notes are an integral part of the
                       consolidated financial statements

                             W-W CAPITAL CORPORATION
                             -----------------------
                       Statements of Operations, Continued
                                   (Unaudited)

                                                              Three Months Ended              Six Months Ended
                                                                  December 31                    December 31,
                                                                  -----------                    ------------
                                                             2003             2002           2003             2002
                                                             ----             ----           ----             ----
Earnings per common share:
      Basic
           Earnings (loss) before cumulative effect
                of a change in accounting principle   $        0.03   $        0.00   $        0.03   $       (0.02)


           Cumulative effect of a change in
                accounting principle                           0.00            0.00            0.00            0.03
                                                      -------------   -------------   -------------   -------------

           Net earnings (loss)                        $        0.03   $        0.00   $        0.03   $        0.01
                                                      =============   =============   =============   =============


           Weighted average number of
                common shares                             2,010,614       2,010,614       2,010,614       2,010,614

      Diluted
           Earnings (loss) before cumulative effect
                of a change in accounting principle   $        0.03   $        0.00   $        0.03   $      ( 0.02)


           Cumulative effect of a change in
                accounting principle                           0.00            0.00            0.00            0.03
                                                      -------------   -------------   -------------   -------------


           Net earnings (loss)                        $        0.03   $        0.00   $        0.03   $        0.01
                                                      =============   =============   =============   =============

           Weighted average number of
                common shares                             2,010,614       2,010,614       2,010,614       2,010,614


               The accompanying Notes are an integral part of the
                       consolidated financial statements

                             W-W CAPITAL CORPORATION
                             -----------------------
                            Statements of Cash Flows
                                   (Unaudited)

                                                               Six Months Ended
                                                                 December 31,
                                                                 ------------
                                                              2003         2002
                                                              ----         ----
Cash flows from operating activities:
     Net earnings                                         $  65,563    $  11,543
     Adjustments to reconcile net earnings to net cash
         provided (used) by operating activities:
         Depreciation and amortization                      122,301      121,541
         Gain on sale of property and equipment              (5,388)        (100)
         Provision for loss on accounts receivable            1,845         --
         Write off of negative goodwill                        --        (61,744)

     Change in assets and liabilities:
         Accounts receivable                               (164,722)    (234,470)
         Inventories                                        (80,160)     136,675
         Other current and non-current assets               (54,222)    (131,106)
         Accounts payable                                   342,841       57,726
         Accrued expenses and other current liabilities      60,066       13,032
                                                          ---------    ---------
              Net cash provided (used) by operating
                  activities                                288,124      (86,903)
                                                          ---------    ---------

Cash flows from investing activities:
     Proceeds from sale of property and equipment            29,400          100
     Proceeds from stockholders' notes receivable             1,261         --
     Purchase of property and equipment                     (36,111)     (22,190)
                                                          ---------    ---------
              Net cash used in investing activities       $  (5,450)   $ (22,090)
                                                          ---------    ---------



                          (Continued on following page)

                             W-W CAPITAL CORPORATION
                             -----------------------
                       Statements of Cash Flows, Continued
                                   (Unaudited)

                                                            Six Months Ended
                                                              December 31,
                                                              ------------
                                                          2003           2002
                                                          ----           ----
Cash flows from financing activities:
     Payments on notes payable, financial
         institutions and government entities        $(6,316,911)   $(5,950,483)
     Proceeds from notes payable                       6,055,028      6,093,240
     Payments on capital leases                          (39,370)       (37,046)
                                                     -----------    -----------
           Net cash provided (used) by financing
                  activities                            (301,253)       105,711
                                                     -----------    -----------

     Net decrease in cash                                (18,579)        (3,282)
     Cash at beginning of period                         127,479        137,948
                                                     -----------    -----------

     Cash at end of period                           $   108,900    $   134,666
                                                     ===========    ===========

Supplemental Information:

     Cash paid during the period for interest        $   192,357    $   196,245

     Installment loans to acquire property and
         equipment                                   $    75,481    $   260,950

     Cash paid during the period for income taxes    $     8,020    $      --


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

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles for full-year financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to W-W Capital Corporation's financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2003. In the opinion of management, all adjustments (consisting of normal recurring accrual basis adjustments) considered necessary for a fair presentation have been reflected in the accompanying financial statements. Operating results for the three and six month periods ended December 31, 2003, are not necessarily indicative of the result that may be expected for the year ended June 30, 2004.

       The Company has incurred operating losses two out of the past three fiscal years, has a working capital deficit of $261,918 and has an accumulated deficit of $276,663 as of December 31, 2003. The report of independent auditors on the Company's June 30, 2003 audited financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that it has developed a viable plan to address these issues and that its plan will enable the Company to continue as a going concern for the next twelve months. This plan includes the realization of revenues from the commercialization of new products and the reduction of certain operating expenses. Although the Company believes that its plan will be realized, there is no assurance that these events will occur. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

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

         A reconciliation of reported net income (loss) for the three and six months ended December 31, 2002 adjusted to reflect the adoption of SFAS No. 141 as if it had been effective July 1, 2001 is as follows:

                                              Three Months     Six Months
                                              ------------     ----------
Reported net income (loss)                     $ (1,184)      $   11,543
Subtract-back adjustment for
     accounting change                             --            (61,744)
Add-back goodwill amortization                     --               --
                                               --------       ----------
Adjusted net loss                              $ (1,184)      $  (50,201)
                                               ========       ==========
Adjusted net income (loss) per share-
     Basic                                     $   0.00       $    (0.02)

Adjusted net income (loss) per share-
     Diluted                                   $   0.00       $    (0.02)


NOTE 4 - RELATED PARTY TRANSACTION
----------------------------------

         The Company has related party transactions. See the footnotes to W-W Capital Corporation financial statements for the year ended June 30, 2003, included in its Annual Report on Form 10-K for the nature and type of related party transactions.

         A summary of the related party transactions that effect the Company's statement of operations for the three and six months ended December 31, 2003 and 2002, respectively, is as follows:

                            Three Months Ended             Six Months Ended
                               December 31,                  December 31,
                               ------------                  ------------
Transactions with
related parties            2003           2002           2003            2002
---------------            ----           ----           ----            ----

Interest income         $    --        $    --         $  1,261      $    --

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

Analysis of Results of Operations
---------------------------------

         The Company had net income of $65,563 for the six months ended December 31, 2003, as compared to $11,543 for the same period of 2002 which included income of $61,744 related to a change in accounting principle. For the three-month period ended December 31, 2003, the Company had net income of $59,852 as compared to a net loss of $1,184 for the same period of 2002.

         Net sales increased 2.7% to $6,368,310 for the six-month period ended December 31, 2003, compared to $6,198,075 for 2002. For the three months ended December 31, 2003 net sales increased 7.3%, from $3,056,436 in 2002 compared to $3,278,339 in 2003.

         Sales at the W-W Manufacturing plant in Thomas, Oklahoma increased $653,229, or 15.9%, from $4,107,243 for the six months ended December 31, 2002 to $4,760,472 in 2003. The increase in sales is attributable to an overall recovery in the economy and geopolitical environment. Based on present conditions, the Company anticipates sales to remain steady during the second half of fiscal 2004.

         Sales at the Eagle Enterprises plant in Livingston, Tennessee decreased $441,908, or 32.7%, from $1,353,063 for the six months ended December 31, 2002 to $911,155 in 2003. The Livingston plant was hit hardest by the sluggish economy, the need to update certain equipment and the need for installation of a new paint system. After the powder coat paint system was implemented in Thomas, Oklahoma, many customers wanted to purchase only product with a powder coat finish. With the economic environment in decline, management decided that the cost to install a new paint system in the Livingston plant was to high and the risk too great for the Company to take. During November 2002 the decision to scale back operations at the plant was made. While certain revenues were transferred to the Thomas plant, many revenues were permanently lost. During June 2003 management made the decision to market a new inline pre-galvanized product from the Livingston plant. This product allows for the manufacturing of product without problems related to painting. Sales of the new product line have shown steady improvement during the first half of fiscal 2004 from $58,451 in July 2003 to $215,973 in December 2003. Management believes this new product line will continue to show improvement throughout the second half of the fiscal year, which should allow the Livingston plant to be in full operation by the fourth quarter of fiscal 2004.

         Sales at the W-W Paul location in Duncan, Oklahoma decreased $41,086, or 5.6%, from $737,769 for the six month period ended December 31, 2002 to $696,683 for 2003. The Duncan location's primary manufacturing responsibilities are livestock scales and hydraulic squeeze chutes as well as a supply source to the Thomas location. While overall sales at the Duncan location have remained relatively stable, the improved economic outlook and a new emphasis on the marketing of new and redeveloped scales should help sales at the Duncan location to increase during the remainder of fiscal 2004.

         Gross margins as a percentage of sales increased for the six months ended December 31, 2003 to 23.9% as compared to 19.7% in 2002. For the three months ended December 31, 2003 gross margins as a percentage of sales increased from 21.2% in 2002 to 25.1% in 2003. This increase is the result of a drop in steel costs during the last portion of fiscal 2003. The Company also performed an extensive evaluation of raw materials during the fourth quarter of fiscal 2003 and found several ways to lower certain costs. During the third quarter of fiscal 2004 the Company anticipates that the cost of steel will again increase. Management continually analyzes the steel market and will implement retail price adjustments as well as surcharges to help offset the increased cost.

         Selling expenses as a percentage of sales increased for the six months ended December 31, 2003 as a percentage of sales from 8.4% in 2002 to 9.1% in 2003. For the three months ended December 31, 2003 selling expenses as a percentage of sales decreased slightly from 9.2% in 2002 to 9.1% in 2003. Total dollars expended for selling expense increased $58,135 during the six month period ended December 31, 2003 compared to 2002. Management will continue to evaluate selling expense to find ways to keep costs in line as a percentage of sales, as we continue to grow markets and market share with new products.

         General and administrative expense as a percentage of sales remained consistent at 10.4% for the six months ended December 31, 2003 and 2002. For the three months ended December 31, 2003 general and administrative expense as a percentage of sales decreased from 10.3% in 2002 to 9.9% in 2003. Overall dollars spent on general and administrative expenses increased $16,359. The Company will continue to evaluate ways to lower general and administrative expense through the use of centralization, job realignment, and line-by-line expense reductions.

         Interest expense increased 1.3% for the six months ended December 31, 2003 to $194,399 from $191,996 for the same period of 2002. Interest expense for the three months ended December 31, 2003 decreased to $104,913 from $105,223 for the same three-month period of 2002. As profits and cash flow increase, the Company plans to reduce debt, thereby reducing overall interest expense.

Management's Discussion of Critical Accounting Policies
-------------------------------------------------------

         The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at December 31, 2003. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of the Annual Report on Form 10-K for the year ended June 30, 2003 are considered by management to be the most important to an understanding of the financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of that report. There have been no material changes to that information during the first six months of fiscal 2004.

Liquidity and Capital Resources
-------------------------------

         The Company's principal sources of liquidity are from working capital, borrowings under its credit facilities and internally generated funds. The Company believes that these sources are sufficient to fund the current requirements of working capital, capital expenditures and other financial commitments. The Company generated funds from operations of $288,124 during the six month period ended December 31, 2003 primarily caused by a increase in accounts payable balances and net earnings. The Company used cash in investing activities of $5,450 that is made up primarily from the sale of certain equipment offset by the purchase of new property and equipment. Financing activities resulted in a decrease in borrowings of $301,253 for the six months ended December 31, 2003. As the Company moves into the second half of fiscal 2004, it anticipates increased sales growth with a decline in borrowings.

         The Company's working capital decreased from $2,045,276 at December 31, 2002 to a deficit of $261,918 at December 31, 2003. This reduction is due to the reclassification of certain long-term debt to current liabilities because a Credit and Security Agreement with Wells Fargo Business Credit Inc. matures October 2004. The Company is negotiating an extension to the agreement and believes it will be finalized during the first quarter of fiscal 2005. The Company also received a default waiver from Wells Fargo for certain bank covenants that were in violation at June 30, 2003.

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

         The Company feels that it will continue to improve in both sales and operating earnings throughout fiscal 2004. With increased working capital and lines of credit, the Company feels it has an adequate supply of liquidity to meet its needs.


ITEM 3.       Quantitative and Qualitative Disclosures About Market Risks
-------------------------------------------------------------------------

         The Company is exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow, assuming other factors are held constant. At December 31, 2003, the Company had variable rate notes payable of approximately $2,484,000. Holding other variables constant, the pre-tax earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates would be approximately $25,000.


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

                                   W W CAPITAL CORPORATION
                                         (Registrant)

Dated: February 20, 2004           By: /s/ Steve D. Zamzow
                                       ------------------------------------
                                       Steve D. Zamzow,  President  & CEO



Dated: February 20, 2004           By: /s/ Mike Dick
                                       ------------------------------------
                                       Mike Dick, Controller

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



         Dated:  February 20, 2004        By: /s/ Steve D. Zamzow
                                              ----------------------------
                                              Steve D. Zamzow, President and CEO

                                  Exhibit 32.0

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of W W Capital Corporation (the "Company") for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steve
D. Zamzow, President and Chief Executive Officer of the Company, certify, based on my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

        1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


         Dated:  February 20, 2004      By: /s/ Steve D. Zamzow
                                            ------------------------------
                                            Steve D. Zamzow, President and CEO