Form 10-Q
period 2004-03-30
W W CAPITAL CORP
filed 2004-05-17
CIK 831253

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 2004
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _________ to _________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class                           Number of Shares Outstanding
-------------------                                 at May 14, 2004
   Common stock                                 ---------------------
 $0.01 Par Value                                      2,010,614

                             W-W CAPITAL CORPORATION

                                      Index
                                      -----

PART I        FINANCIAL INFORMATION                         PAGE NO.
------        ---------------------                         --------

Item 1        Balance Sheets
------          March 31, 2004 and June 30, 2003                1

              Statements of  Operations
                Three and Nine Months Ended
                March 31, 2004 and 2003                         3

              Statements of Cash Flows
                Nine Months Ended
                March 31, 2004 and 2003                         5

              Notes to Financial Statements                     7

Item 2        Management's Discussion and Analysis
------          of Financial Condition and Results
                of Operations                                   9

Item 3        Quantitative and Qualitative Disclosures
------          About Market Risks                             12

Item 4        Controls and Procedures                          12
------



PART II       OTHER INFORMATION
-------       -----------------

Item 1        LEGAL PROCEEDINGS                                13
------

Item 2        CHANGES IN SECURITIES                            13
------

Item 3        DEFAULTS UPON SENIOR SECURITIES                  13
------

Item 4        SUBMISSION OF MATTERS TO VOTE OF
------          SECURITY HOLDERS                               13

Item 5        OTHER INFORMATION                                13
------

Item 6        EXHIBITS AND REPORT ON FORM 8-K                  13
------

              SIGNATURES                                       14

                         Part I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------
                             W-W CAPITAL CORPORATION
                             -----------------------
                                 Balance Sheets

                                                        March 31       June 30,
                                                          2004           2003
                                                          ----           ----
                                                      (Unaudited)
Assets
------
Current assets:
     Cash                                                181,970    $   127,479
                                                     -----------    -----------
     Trade accounts receivable                       $ 1,741,954    $ 1,672,198
     Less allowance for doubtful accounts               (345,000)      (290,000)
                                                     -----------    -----------
         Net accounts receivable, trade                1,396,954      1,382,198
                                                     -----------    -----------
     Accounts receivable, other                           12,884         13,458
     Inventories:
         Raw materials                                   502,337        528,112
         Work-in-process                                 424,933        375,882
         Finished goods                                  746,443        607,832
                                                     -----------    -----------
              Total inventories                        1,673,713      1,511,826
                                                     -----------    -----------
     Prepaid expenses                                     97,536         41,556
     Current portion of notes receivable, related
         parties                                             717          1,261
     Current portion of net investment in sales-
         type lease                                       20,588         18,055
      Deferred income tax asset                          185,100        178,000
                                                     -----------    -----------
         Total current assets                          3,569,462      3,273,833
                                                     -----------    -----------

Property and equipment, at cost                        4,667,974      4,612,478
     Less accumulated depreciation
         and amortization                             (2,475,611)    (2,337,391)
                                                     -----------    -----------
         Net property and equipment                    2,192,363      2,275,087
                                                     -----------    -----------
Other Assets:
     Long-term notes receivable, related
         parties, net of current portion                  19,095         19,812
     Net investment in sales-type lease, net of
         current portion                                   6,810         27,398
     Loan acquisition costs, net of accumulated
         amortization of $10,250 at March 31,
         2004 and $7,175 at June 30, 2003                 30,750         33,825
     Equipment deposits                                  175,000        175,000
     Other assets                                         30,569         40,463
                                                     -----------    -----------
         Total other assets                              262,224        296,498
                                                     -----------    -----------

     TOTAL ASSETS                                    $ 6,024,049    $ 5,845,418
                                                     ===========    ===========

                 The accompanying Notes are an integral part of
                     the consolidated financial statements

                             W-W CAPITAL CORPORATION
                             -----------------------
                            Balance Sheets, Continued

                                                            March 31,      June 30,
                                                              2004           2003
                                                              ----           ----
                                                          (Unaudited)
Liabilities
-----------
Current Liabilities:
     Accounts payable                                    $ 1,483,807    $ 1,260,959
     Accrued payroll and related taxes                       238,173        205,417
     Accrued property taxes                                    7,915          9,050
     Accrued interest payable                                 16,245         14,898
     Other current liabilities                                13,599         14,444
     Current portion of long-term notes payable            1,805,000      1,943,000
     Current portion of capital lease obligations             68,000         73,000
                                                         -----------    -----------
         Total current liabilities                         3,632,739      3,520,768
                                                         -----------    -----------
Other Liabilities:
     Long-term notes payable, net of current portion       1,371,667      1,498,515
     Long-term capital lease obligations, net
         of current portion                                1,095,816      1,147,461
     Deferred income tax liability                           109,800         20,900
                                                         -----------    -----------
         Total other liabilities                           2,577,283      2,666,876
                                                         -----------    -----------

         TOTAL LIABILITIES                                 6,210,022      6,187,644
                                                         -----------    -----------

Stockholders' Deficit
---------------------
     Preferred stock: $10.00 par value, 400,000 shares
         authorized                                             --             --
     Common stock, $0.01 par value, 15,000,000
         shares authorized; 5,553,827 shares issued
         at March 31, 2004 and June 30, 2003                  55,538         55,538
     Capital in excess of par value                        3,305,533      3,305,533
     Accumulated deficit                                    (667,929)      (824,182)
                                                         -----------    -----------
                                                           2,693,142      2,536,889
     Less 3,545,213 shares of treasury stock at cost      (2,879,115)    (2,879,115)
                                                         -----------    -----------

         NET STOCKHOLDERS' DEFICIT                          (185,973)      (342,226)
                                                         -----------    -----------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' DEFICIT                           $ 6,024,049    $ 5,845,418
                                                         ===========    ===========


                 The accompanying Notes are an integral part of
                     the consolidated financial statements

                             W-W CAPITAL CORPORATION
                             -----------------------
                            Statements of Operations
                                   (Unaudited)

                                                           Three Months Ended            Nine Months Ended
                                                                March 31                     March 31,
                                                                --------                     ---------
                                                          2004           2003           2004           2003
                                                          ----           ----           ----           ----
Net sales                                            $ 3,499,955    $ 2,784,624    $ 9,868,265    $ 8,982,699
Cost of goods sold                                     2,604,191      2,215,033      7,448,932      7,189,505
                                                     -----------    -----------    -----------    -----------
      Gross profit                                       895,764        569,591      2,419,333      1,793,194
                                                     -----------    -----------    -----------    -----------

Operating expenses:
      Selling expenses                                   308,725        297,061        889,672        819,872
      General and administrative expenses                361,066        305,011      1,022,597        950,183
                                                     -----------    -----------    -----------    -----------
           Total operating expenses                      669,791        602,072      1,912,269      1,770,055
                                                     -----------    -----------    -----------    -----------
           Operating earnings (loss)                     225,973       ( 32,481)       507,064         23,139
                                                     -----------    -----------    -----------    -----------

Other income (expense):
      Interest income                                        220            101         10,481            176
      Interest expense                                   (87,472)       (91,429)      (281,871)      (283,425)
      Loss on sale of assets                              (9,893)        (2,950)        (4,505)        (2,850)
      Other income (expense), net                          4,461          1,482          6,884         53,482
                                                     -----------    -----------    -----------    -----------
           Total other income (expense)                  (92,684)       (92,796)      (269,011)      (232,617)
                                                     -----------    -----------    -----------    -----------


Earnings (loss) before income taxes and cumulative
      effect of a change in accounting principle         133,289       (125,277)       238,053       (209,478)

Income tax benefit (expense)                             (42,600)        50,000        (81,800)        84,000
                                                     -----------    -----------    -----------    -----------

Earnings (loss) before cumulative effect of a
      change in accounting principle                      90,689        (75,277)       156,253       (125,478)

Cumulative effect of a change in accounting
      principle                                             --             --             --           61,744
                                                     -----------    -----------    -----------    -----------

Net earnings (loss)                                  $    90,689    $   (75,277)   $   156,253    $   (63,734)
                                                     ===========    ===========    ===========    ===========



                 The accompanying Notes are an integral part of
                     the consolidated financial statements

                             W-W CAPITAL CORPORATION
                             -----------------------
                       Statements of Operations, continued
                                   (Unaudited)

                                                               Three Months Ended               Nine Months Ended
                                                                    March 31                        March 31,
                                                                    --------                        ---------
                                                             2004             2003            2004            2003
                                                             ----             ----            ----            ----
Earnings per common share:
      Basic
           Earnings (loss) before cumulative effect
                of a change in accounting principle   $        0.05   $       (0.04)   $        0.08   $       (0.06)


           Cumulative effect of a change in
                accounting principle                           0.00            0.00             0.00            0.03
                                                      -------------   -------------    -------------   -------------

           Net earnings (loss)                        $        0.05   $       (0.04)   $        0.08   $       (0.03)
                                                      =============   =============    =============   =============

           Weighted average number of common
                shares                                    2,010,614       2,010,614        2,010,614       2,010,614

      Diluted
           Earnings (loss) before cumulative effect
                of a change in accounting principle   $        0.05   $       (0.04)   $        0.08   $       (0.06)


           Cumulative effect of a change in
                accounting principle                           0.00            0.00             0.00            0.03
                                                      -------------   -------------    -------------   -------------

           Net earnings (loss)                        $        0.05   $       (0.04)   $        0.08   $       (0.03)
                                                      =============   =============    =============   =============

           Weighted average number of common
                shares                                    2,010,614       2,010,614        2,010,614       2,010,614

                 The accompanying Notes are an integral part of
                     the consolidated financial statements

                             W-W CAPITAL CORPORATION
                             -----------------------
                            Statements of Cash Flows
                                   (Unaudited)

                                                             Nine Months Ended
                                                                  March 31,
                                                                  ---------
                                                              2004         2003
                                                              ----         ----
Cash flows from operating activities:
     Net earnings (loss)                                  $ 156,253    $ (63,734)
     Adjustments to reconcile net earnings (loss) to
         net cash provided by operating activities:
         Depreciation and amortization                      178,824      183,077
         (Gain)/loss on sale of property and equipment       (5,388)       2,850
         Loss on impairment of rental property                9,893         --
         Provision for doubtful accounts receivable          65,531       10,820
         Write off of negative goodwill                        --        (61,744)


     Change in assets and liabilities:
         Accounts receivable                                (62,232)     252,979
         Inventories                                       (161,887)     219,495
         Other current and non-current assets               (62,505)     (22,035)
         Accounts payable                                   222,848      (62,433)
         Accrued expenses and other current liabilities     121,023      (84,884)
                                                          ---------    ---------
              Net cash provided by operating activities     462,360      374,391
                                                          ---------    ---------

Cash flows from investing activities:
     Proceeds from sale of property and equipment            29,400       11,100
     Proceeds for stockholders' notes receivable              1,261          --
     Purchase of property and equipment                     (41,556)     (32,004)
                                                          ---------    ---------
              Net cash used in investing activities       $ (10,895)   $ (20,904)
                                                          ---------    ---------


                          (Continued on following page)

                             W-W CAPITAL CORPORATION
                             -----------------------
                       Statements of Cash Flows, Continued
                                   (Unaudited)

                                                          Nine Months Ended
                                                              March 31,
                                                              ---------

                                                         2004           2003
                                                         ----           ----
Cash flows from financing activities:
     Payments on notes payable, financial
         institutions and government entities       $(9,859,093)   $(9,389,861)
     Proceeds from notes payable                      9,518,764      9,030,449
     Payments on capital leases                         (56,645)       (53,378)
                                                    -----------    -----------
         Net cash used in financing activities         (396,974)      (412,790)
                                                    -----------    -----------

     Net increase (decrease) in cash                     54,491        (59,303)
     Cash at beginning of period                        127,479        137,948
                                                    -----------    -----------

     Cash at end of period                          $   181,970    $    78,645
                                                    ===========    ===========


Supplemental Information:

     Cash paid during the period for interest       $   280,525    $   315,581

     Installment loans to acquire property and
         equipment                                  $    75,481    $   280,506

     Cash paid during the period for income taxes   $    11,352    $      --





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

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles for full-year financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to W-W Capital Corporation's financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2003. In the opinion of management, all adjustments (consisting of normal recurring accrual basis adjustments) considered necessary for a fair presentation have been reflected in the accompanying financial statements. Operating results for the three and nine month periods ended March 31, 2004, are not necessarily indicative of the result that may be expected for the year ended June 30, 2004.

         The Company has incurred operating losses two out of the past three fiscal years, has a working capital deficit of $63,277 and has an accumulated deficit of $185,973 as of March 31, 2004. The report of independent auditors on the Company's June 30, 2003 audited financial statements and the independent accountant's review report on the Company's March 31, 2004 financial statements include an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that it has developed a viable plan to address these issues and that its plan will enable the Company to continue as a going concern for the next twelve months. This plan includes the realization of revenues from the commercialization of new products and the reduction of certain operating expenses. Although the Company believes that its plan will be realized, there is no assurance that these events will occur. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

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

         A reconciliation of reported net income (loss) for the three and nine months ended March 31, 2003 adjusted to reflect the adoption of SFAS No. 141 as if it had been effective July 1, 2001 is as follows:

                                          Three Months     Nine Months
                                          ------------     -----------

Reported net loss                         $  (75,277)      $ (63,734)
Subtract-back adjustment for
     accounting change                          --           (61,744)
Add-back goodwill amortization                  --              --
                                          ----------       ---------

Adjusted net loss                         $  (75,277)      $(125,478)
                                          ==========       =========

Adjusted net loss per share- basic        $    (0.04)   $      (0.06)


Adjusted net loss per share- diluted      $    (0.04)   $      (0.06)


NOTE 4 - RELATED PARTY TRANSACTION
----------------------------------

         The Company has a number of related party transactions. See the footnotes to W-W Capital Corporation financial statements for the year ended June 30, 2003, included in its Annual Report on Form 10-K for the nature and type of related party transactions.

         A summary of the related party transactions that effect the Company's statement of operations for the three and nine months ended March 31, 2004 and 2003, respectively, is as follows:

                         Three Months Ended                Nine Months Ended
                             March 31,                          March 31,
                             ---------                          ---------
Transactions with
-----------------
Related parties            2004       2003                2004          2003
---------------            ----       ----                ----          ----

Interest income           $ --       $ --               $ 1,261        $ --

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

Analysis of Results of Operations
---------------------------------

         The Company had net income of $156,253 for the nine months ended March 31, 2004, as compared to a net loss of $63,734 for the same period of 2003 which included income of $61,744 related to a change in accounting principle. For the three-month period ended March 31, 2004, the Company had net income of $90,689 as compared to a net loss of $75,277 for the same period of 2003.

         Net sales increased 9.9% from $8,982,699 for the nine months ended March 31, 2003, compared to $9,868,265 for 2004. For the three months ended March 31, 2004 net sales increased 25.7% from $2,784,624 in 2003 compared to $3,499,955 in 2004.

         Sales at the W-W Manufacturing plant in Thomas, Oklahoma increased $1,052,789 or 17.1% from $6,154,046 to $7,206,835 for the same nine-month period of 2003 and 2004. The increase in sales is attributable to an overall recovery in the economy and geopolitical environment. Based on present conditions, the Company anticipates sales to remain steady during the final quarter of fiscal 2004.

         Sales decreased $156,489, or 9.7%, at the Eagle plant in Livingston, Tennessee from $1,616,668 for the nine months ended March 31, 2003 compared to $1,460,199 for the same period of 2004. The Livingston plant was hit hardest by the sluggish economy, the need to update certain equipment and the need for installation of a new paint system. After the powder coat paint system was implemented in Thomas, Oklahoma, many customers purchased only product with a powder coat finish. With the economic environment in decline, management decided that the cost to install a new paint system in the Livingston plant was to high and the risk too great for the Company to take. During November 2002 the decision to scale back operations at the plant was made. While certain revenues were transferred to the Thomas plant, many revenues were permanently lost. During June 2003 management made the decision to market a new inline pre-galvanized product from the Livingston plant. This product allows for the manufacturing of product without problems related to painting. Sales of the new product line have shown steady improvement during the first three quarters of fiscal 2004 and management believes the new product line will continue to show improvement throughout the fourth quarter of fiscal 2004

         Sales at the Paul location in Duncan, Oklahoma remained steady decreasing slightly from $1,211,985 for the nine months ended March 31, 2003 to $1,201,232 for the same nine-month period in 2004. The Duncan location's primary manufacturing responsibilities are livestock scales and hydraulic squeeze chutes as well as a supply source to the Thomas location. While overall sales at the Duncan location have remained relatively stable, the improved economic outlook and a new emphasis on the marketing of new and redeveloped scales should help sales at the Duncan location to increase during the final quarter of fiscal 2004.

         Gross margins as a percentage of sales increased for the nine months ended March 31, 2004 to 24.5% as compared to 20.0% in 2003. For the three months ended March 31, 2004 gross margins as a percentage of sales increased from 20.5% in 2003 to 25.6% in 2004. This increase is the result of a drop in steel prices during the last portion of fiscal 2003. The Company also performed an extensive evaluation of raw materials during the fourth quarter of fiscal 2003 and found several ways to lower certain costs. During the third quarter of fiscal 2004 steel prices again increased. The Company was able to implement retail price adjustments as well as surcharges to help offset the increased cost. Management anticipates a decrease in regards to gross margin percentages because the of the volatility of the cost of steel which is expected to sharply increase during the fourth quarter of 2004 and first quarter of 2005. The Company will continue to seek improvements through manufacturing system analysis as well as price adjustments, however, the Company does not believe the entire increase in cost can be passed on to customers without a large reduction in sales.

         Selling expenses as a percentage of sales decreased slightly for the nine months ended March 31, 2004 from 9.1% in 2003 to 9.0% in 2004. Total dollars expended for selling expense increased $69,800 for the nine-month period ended March 31, 2004 as compared to the same period in 2003. The increase in dollars spent is due to the Company's participation in additional shows and related travel costs. Through the balance of the fiscal year, management will continue to evaluate selling expense to find ways to keep costs in line as a percentage of sales, as we continue to grow markets and market share with new products.

         General and administrative expense decreased slightly for the nine months ended March 31, 2004 as a percentage of sales from 10.6% in 2003 as compared to 10.4% for the same period of 2004. Overall dollars spent on general and administrative expenses increased $72,414 for the nine months ended March 31, 2004 as compared to the same period of 2003. The Company believes that the general and administrative expense percentage will continue to remain consistent throughout the remainder of fiscal 2004.

         Interest expense decreased for the nine months ended March 31, 2004 to $281,871 from $283,425 for the same period of 2003. Interest expense for the three months ended March 31, 2004 decreased to $87,472 from $91,429 for the same three-month period of 2003. The decrease reflects interest rate incentives earned by the Company that reduced the interest rate charged on the revolving line of credit.

Management's Discussion of Critical Accounting Policies
-------------------------------------------------------

         The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at March 31, 2004. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of the Annual Report on Form 10-K for the year ended June 30, 2003 are considered by management to be the most important to an understanding of the financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of that report. There have been no material changes to that information during the first nine months of fiscal 2004.

Liquidity and Capital Resources
-------------------------------

         The Company has traditionally used a combination of cash generated from operations and its revolving credit facility to support operations and various growth initiatives. The Company generated funds from operations of $462,360 during the nine month period ended March 31, 2004. This was primarily caused by an increase in accounts payable balances, accrued expenses and net earnings. The Company uses cash in investing activities primarily for the purchase of new property and equipment. Cash purchases of property and equipment of $41,556 remained steady for the nine months ended March 31, 2004 compared to $32,004 for the same period ended March 31, 2003. Cash used in financing activities resulted in a decrease in borrowings of $396,974 for the nine months ended March 31, 2004. This compares to decreased borrowings of $412,790 for the same period ended March 31, 2003. As the Company moves into the final quarter of fiscal 2004, it anticipates that borrowings will remain consistent.

         The Company's working capital decreased from $1,510,170 at March 31, 2003 to a deficit of $63,277 at March 31, 2004. This reduction is due to the reclassification of certain long-term debt to current liabilities because a Credit and Security Agreement with Wells Fargo Business Credit Inc. matures October 2004. The Company is negotiating an extension to the agreement and believes it will be finalized during the first quarter of fiscal 2005.

         The report of independent auditors on the Company's June 30, 2003 financial statements and the independent accountant's review report on the Company's March 31, 2004 financial statements include an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that it has developed a viable plan to address these issues and that its plan will enable the Company to continue as a going concern for the next twelve months. The plan includes the realization of revenues from the commercialization of new products and the reduction of certain operating expenses. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. There is no assurance that the Company will be able to achieve additional financing or that such events will be on terms favorable to the Company.

         During February 2004 the Company completed an amendment to the Credit and Security Agreement with Wells Fargo Business Credit, Inc. In addition to setting new loan covenants and waiving covenant violations at June 30, 2003, the amendment also created interest rate incentives achievable during the remainder of the fiscal year. Through March 31, 2004 the Company has been able to lower the interest rate charged on the revolving line of credit by 2%. The Company was in compliance with all covenants related to credit facilities at March 31, 2004. With increased working capital and lines of credit, the Company feels it has an adequate supply of liquidity to meet its current obligations.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risks
--------------------------------------------------------------------

         The Company is exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow, assuming other factors are held constant. At March 31, 2004, the Company had variable rate notes payable of approximately $2,418,000. Holding other variables constant, the pre-tax earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates would be approximately $24,200.

         The Company is also exposed to market risk through the volatility of the steel market. The price of steel has continued to increase due to surcharges assessed at the time of shipment from the vendor that have been implemented due to the increase in and the volatility of market prices of materials used in the production of steel. The effect of higher prices for steel may delay projects and reduce profitability if the increases cannot be passed along to customers in the form of higher prices.


ITEM 4.  Controls and Procedures
--------------------------------

         As of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic Securities Exchange Commission (SEC) filings. Disclosure controls and procedures are defined as controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

     Exhibit
     -------
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

                                       W W CAPITAL CORPORATION
                                            (Registrant)

Dated: May 14, 2004                    By:/s/ Steve D. Zamzow
                                          ------------------------------------
                                       Steve D. Zamzow,  President  & CEO



Dated: May 14, 2004                    By:/s/ Mike Dick
                                          ------------------------------------
                                       Mike Dick, Controller

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



         Dated:  May 14, 2004          By: /s/ Steve D. Zamzow
                                           ------------------------------
                                       Steve D. Zamzow, President and CEO

                                  Exhibit 32.0

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of W W Capital Corporation (the "Company") for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steve
D. Zamzow, President and Chief Executive Officer of the Company, certify, based on my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

        1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


         Dated:  May 14, 2004          By: /s/ Steve D. Zamzow
                                           ------------------------------
                                       Steve D. Zamzow, President and CEO