Form 10-K
period 2004-06-30
W W CAPITAL CORP
filed 2004-10-15
CIK 831253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

              Annual Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                     For the Fiscal year ended June 30, 2004

                          Commission File No.: 0-17757


                             W W CAPITAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Nevada                                            93-0967457
--------------------------------------                     -----------------
(State or other jurisdiction of                              (IRS Employer
  incorporation of organization)                           Identification No.)


3500 JFK Parkway, Suite 202
Ft. Collins, Colorado                   80525
---------------------------             -----
(Address of principal                 (Zip Code)
  executive office)

Registrant's telephone number, including area code: (970) 207-1100
                                                    ---------------

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of exchange or
Title of each class                                       which registered
-------------------                                       ----------------
None                                                            None

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Company, based on the average of the bid and asked prices of the Company's common stock, as quoted on the over the counter market as of December 31, 2003, was approximately $17,491.

The number of shares of the Company's common stock outstanding as of October 13, 2004 was 2,010,614.

Documents Incorporated by Reference: Portions of the Company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year are incorporated by reference in Part III of this Annual Report on Form 10-K.

                             W W CAPITAL CORPORATION
                                    FORM 10-K

                                     PART I


Forward-Looking Statements:
---------------------------

Statements contained in this Annual Report on Form 10-K and in future filings with the Securities and Exchange Commission, or the SEC, in our press releases or in our other pubic or shareholder communications that are not purely historical facts are forward-looking statements. Statements looking forward in time are included in this Annual Report on Form 10-K pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words, "believe", "will continue", "will likely result", and any variations of such words with similar meanings. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict, therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.

Factors that would cause or contribute to such differences include, but are not limited to, the risk factors contained or referenced under the headings "Business," "Managements Discussion and Analysis of Financial Condition and Results of Operations" and "Factors That May Affect Future Results or Market Price of Company Stock" set forth in this Annual Report on Form 10-K. Since we operate in a rapidly changing environment, new risk factors can arise and it is not possible for our management to predict all such risk factors, nor can management assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements that only speak as of the date of this filing.

We undertake no obligation to publicly revise these forward-looking statements to reflect events, circumstances or the occurrence of unanticipated events that occur subsequent to the date of this Annual Report on Form 10-K. As used in this Annual Report on Form 10-K, the terms "the Company", "we", "us", "our", and "W W Capital" refer to W W Capital Corporation and our subsidiaries and affiliates, unless the context indicates otherwise.

Item 1.           Business
-------           --------

(a)               General Development of Business
                  -------------------------------

W W Capital Corporation ("W W Capital" or the "Company") was originally incorporated as Freedom Acquisition Fund, Inc., a Colorado corporation, on September 23, 1987, to merge with or engage in a merger with, or acquisition of, one or a small number of private firms.

On May 16, 1988, the Company completed a public offering of 15,000,000 Units at an offering price of $.03 per Unit, each Unit consisting of one share of common stock, one Class A Warrant to purchase one share of the Company's common stock and one Class B Warrant to purchase one additional share of the Company's common stock. The net proceeds of the offering to the Company were approximately $240,000. The exercise period of the Class A Warrants expired on September 1, 1989. 3,754,500 Class A Warrants, at a price of $0.035 per common share, were submitted to the Company's transfer agent for exercise, with proceeds of $131,408 to the Company before the payment of offering expenses and commissions associated with the offering. The Class B Warrants expired unexercised in June 1990.

On August 16, 1988, the Company acquired 100% of the outstanding shares of W-W Manufacturing Co., Inc. ("W-W Manufacturing") one of the oldest and largest livestock equipment manufacturers in the United States, in exchange for 160,000,000 shares of the Company's common stock. W-W Manufacturing manufactures a full line of cattle and equine handling and confinement equipment for use by farmers, ranchers, rodeos, and universities throughout the United States.

W-W Manufacturing's principals began doing business in Texas City, Texas in 1945 designing and building their first cattle squeeze chute. Due to production and sales growth, the principals moved the operation to Dodge City, Kansas, where they established their first manufacturing facility in 1948. Operations continued to expand and develop, and on October 18, 1961, W-W Manufacturing was incorporated in the State of Kansas.

On December 9, 1989, the Company's shareholders approved a proposal to re-incorporate W W Capital in the State of Nevada and to concurrently therewith, reverse split on a 1 for 100 basis the authorized shares of common stock from 500,000,000 shares par value $0.0001 per share to 5,000,000 shares of common stock, par value $0.01 per share and the 40,000,000 shares of authorized preferred stock, par value $0.10 per share to 400,000 shares of preferred stock, par value $10.00 per share. The re-incorporation and reverse stock split were completed effective December 15, 1989.

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

On October 26, 1992, the Company entered into an exchange agreement ("Eagle Exchange Agreement") with Eagle Enterprises, Inc., a Tennessee corporation, whereby the Company would issue to the sole shareholder of Eagle Enterprises shares of Company common stock in exchange for all the outstanding stock of Eagle Enterprises. The consummation of the Eagle Exchange Agreement was subject to approval by the Board of Directors of the Company. At a special meeting of the Board of Directors held October 20, 1992, the Board unanimously approved the acquisition. The actual closing and exchange of stock took place on October 26, 1992. Under the terms of the Eagle Exchange Agreement, the sole stockholder of Eagle Enterprises received 325,000 shares of W W Capital common stock in exchange for all the outstanding common shares (1,539) of Eagle Enterprises. The shares had an aggregate value of $893,750 at the day of closing. The purchase price was arrived through an arms length negotiation. Eagle Enterprises was formed in August 1985 to manufacture livestock handling equipment. Eagle Enterprises (renamed "W-W Livingston") is presently located in a 40,000 square foot facility on 11 1/2 acres in Livingston, Tennessee. W-W Livingston's primary products are livestock panels and gates. During October 1998, the Board of Directors unanimously approved the merger of W-W Manufacturing and W-W Livingston into one legal entity.

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

On March 21, 2000, W-W Manufacturing acquired various assets and assumed various liabilities of the Adrian J. Paul Company, (renamed "The W-W Paul Scale Company") of Duncan, Oklahoma, out of bankruptcy. The transaction was accounted for as a purchase and, accordingly, the excess of the asset values acquired over the liabilities assumed were used first to reduce long term assets and the remainder was recorded as negative goodwill of $67,210. The W-W Paul Scale Company operates as a division of W-W Manufacturing and is currently doing business in a 35,000 square foot facility in Duncan, Oklahoma. The W-W Paul Scale Company's primary functions are the manufacture and sale of livestock scales and hydraulic chutes.

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


(b)               Financial Information About Industry Segments
                  ---------------------------------------------

The business of the Company is carried on by the Company's three operating units, namely W-W Manufacturing, W-W Livingston and The W-W Paul Scale Company, within one industry segment. The management of each operating unit has responsibility for product development, manufacturing, marketing and for achieving a return on investment in accordance with the standards and budgets established by W W Capital. Overall supervision, coordination and financial control are maintained by the Company's executive staff from offices located at Rt. 1, Box 138, Highway 54, Thomas, Oklahoma and 3500 JFK Parkway, Suite 202, Ft. Collins, Colorado. As of June 30, 2004, the Company had approximately 110 employees. The reader is referred to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and notes to the Company's financial statements for certain financial information regarding this segment.

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

                       LIVESTOCK HANDLING EQUIPMENT GROUP
                       ----------------------------------

Principal Products, Markets and Distribution
--------------------------------------------

The livestock-handling group manufactures a broad line of cattle handling, equine (horse), and rodeo equipment and containment systems. Farmers, ranchers, rodeos, county fairs, veterinarians, and universities use this equipment. Presently, with its 59-year-old history, W-W Manufacturing, the primary subsidiary of this segment, is well recognized in the industry as the leader in production of livestock handling equipment.

The market for cattle handling equipment is segmented by herd size into economic classifications. Based upon an independent study done for the Company, it is believed that economic dissimilarities between large and small operators create important differences in buying behavior. Recognizing this, management of the Company has positioned the Company to meet the demands of the market place and to be able to service both the large and small operator through its sales and marketing efforts targeted at expanding the dealer/distributor network throughout the entire United States.

The Company continues to generate sales by offering special assistance in design and installation of product. This service has proven to be a valuable asset in the sale of equipment to large fairs, expo centers, rodeos, and universities.

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

In the past, the Company has produced both heavy duty and portable horse stalls. These products have been primarily used by commercial users and exposition centers. Based on the success of the commercial horse stalls, the Company has introduced stalls designed for the equine hobbyist and horse show enthusiast. Aesthetics, ease of use and durability are considered by management to be the main selling points of this kind of equipment. The horse stalls have been marketed through the distributor network established by the Company.

The Company experienced growth in the eastern United States with the acquisition of W-W Livingston in October 1992. The W-W Livingston plant located in Livingston, Tennessee was realigned to complement the W-W Manufacturing line of products, thus improving its delivery time to dealer/distributors in the east, and southeastern United States. This is significant since the W-W line has a long-term reputation as an industry leader and manufacturer of quality equipment. The Livingston plant was hit hard by the sluggish economy in 2002, the need to update certain equipment and the need for installation of a new paint system. During November 2002 the decision was made to scale back operations until a new inline pre-galvanized product could be marketed. W-W Livingston began marketing this new product during June 2003 and showed steady sales throughout fiscal 2004.

With the acquisition of The W-W Paul Scale Company in March 2000, the Company entered the livestock scale market. Scales manufactured by The W-W Paul Scale Company are used to weigh and track the development of various livestock. This market compliments the W-W line of equipment and can be sold by the W-W distributor/dealer network. Also the W-W line of products is being offered and sold by the distributors and dealers of The W-W Paul Scale Company. The W-W Paul Scale Company is in the process of developing several new scales that will compliment and work with the W-W cattle line of chutes.

Cost of distribution of products has and will continue to be a problem for the Company. To help lower this cost, the Company continues to find ways to fill trucks with a variety of products. Feed equipment and other horse related products help reduce distribution costs and provide the Company's customers with the opportunity to carry more items with less depth of inventory.

The Company relies heavily on steel and steel related inventory for the manufacturing of their products. In the past two years, the steel industry has experienced dramatic increases in the cost of steel. The Company has attempted to pass these increases on to our customers through price increases and surcharges, however these increases tend to lag behind the steel cost increase. While management believes the cost of steel will eventually decrease and remain at reasonable levels, there can be no assurances and a continual increase could materially and adversely affect our business.

Management believes these developments are key to the success of the Company's future expansion, and intends to vigorously continue to increase its dealer/distributor network. Demonstrations, seminars and special designs will continue to be offered and special discounts given to principal distributors for volume purchases.

Raw Materials and Facilities
----------------------------

The manufacture of livestock handling equipment requires various sizes of steel tubing and other related steel products. The products necessary for fabrication of equipment are purchased from numerous steel companies, and the Company has experienced no difficulties in obtaining adequate supplies. The divisions of this segment are located as follows: W-W Manufacturing, the largest by sales volume of the three divisions, is located at Route 1, Box 138, Hwy 54, Thomas, Oklahoma. W-W Livingston, is located at 175 Windle Community Road, Livingston, Tennessee. The W-W Paul Scale Company is located at Hwy 81 South, Duncan, Oklahoma.

Competition
-----------

The Company encounters competition in varying degrees in both cattle handling and equine product lines. Competitors are primarily domestic producers of similar products. These companies compete in price, delivery schedules, quality, product performance, and other conditions of sales. During 2003 and 2004, management invested in new equipment, did extensive training, scheduled many live demonstrations, improved plant efficiencies and introduced new product improvements and new products in order to maintain the Company's competitive position. However, many of our competitors possess substantially greater financial and other resources than us, including the ability to implement more extensive marketing campaigns.

Strategy for Growth
-------------------

Growth is anticipated in two areas. First, the Company will continue to expand its distributor/dealer network throughout the country. Future growth will, however, be constrained by availability of capital resources and a lack of improvement in market conditions.

Diversification into related product areas now served by the Company could afford a second area for growth. Management believes W-W Manufacturing's reputation for quality, as well as for introducing new innovations into existing products, has positioned the Company ideally as a marketer for new products of its own as well as other companies' products.

Continued emphasis will be put on specials and special sales to universities, expo centers and fairgrounds. This highly visible use of equipment provides product endorsement for the standard line of products and helps our distributors/dealers market product to the end consumer.


                   OTHER INFORMATION RELATIVE TO THE BUSINESS
                   ------------------------------------------

Patents and Trademarks
----------------------

With the purchase of The W-W Paul Scale Company, the livestock handling equipment segment has acquired various patents. The patents deemed useful to the Company are current and registered with the United States Patent and Trademark Office. These patents deal with systems for weighing non-stationary objects, torque bar suspension scales with strap assemblies and an on board truck weighing system. No one patent is considered material to the Company's business as a whole.

Seasonality
-----------

The Company experiences seasonality in sales. The livestock handling equipment product segment has increased sales in the fall through spring and lower sales in summer. Accordingly, our cash flow is strongest in the second and fourth fiscal quarters.

Practice Relating to Working Capital
------------------------------------

For information relating to our Working Capital, please see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Dependence Upon a Single Customer
---------------------------------

The Company has one customer that accounted for approximately 10% of total sales for the year ended June 30, 2004.

Dollar Amount of Backlog Orders
-------------------------------

Backlog in the livestock handling equipment group was $1,038,000 in 2004 as compared to $1,250,000 in 2003. This decrease from 2003 is due to several large nonrecurring fairground orders in backlog at June 30, 2003. Also, the increase in steel costs has reduced the amount of backlog orders at June 30, 2004. The backlog is expected to improve as we move into the fall season.

Research and Development Expenditures
-------------------------------------

Due to the nature of manufacturing operations of the Company and the types of products produced, expenditures for research and development are not material to our overall operating cost.

Compliance with Environmental Controls
--------------------------------------

The Company has faced issues with the Environmental Protection Agency regarding a paint system located at the Livingston, Tennessee plant. The Company was issued a temporary paint operating permit through December 31, 2001. Over the next two years, management worked with the EPA offices to negotiate an extension of the permit. In January 2003, the Company surrendered the temporary paint permit and discontinued all wet paint finishing at the facility. When, and if, painting resumes at the W-W Livingston plant, a new permit will need to be applied for and issued. To the best of its knowledge, the Company believes that it is presently in substantial compliance with all existing environmental laws.

Employees
---------

As of June 30, 2004, the Company employed a total of 110 individuals, five (5) of whom work at the Company's offices in Ft. Collins, Colorado, seventy (70) of whom work at the W-W Manufacturing facility in Thomas, Oklahoma, fourteen (14) of whom work at the W-W Livingston facility in Livingston, Tennessee, and twenty-one (21) of whom work at The W-W Paul Scale Company facility in Duncan, Oklahoma.

Item 2.           Properties
-------           ----------

The Company's corporate headquarters are located at 3500 JFK Parkway, Suite 202, in Ft. Collins, Colorado, and are leased from an unrelated third party.

W-W Manufacturing is located at Route 1, Box 138, Hwy 54, Thomas, Oklahoma. This facility is leased from the City of Thomas Economic Development Authority for various monthly installments through June 2022. The facility is comprised of approximately 80,000 square feet located on 10 acres of land.

W-W Livingston is located at 175 Windle Community Road, Livingston, Tennessee. This facility is owned by the Company and has approximately 40,000 square feet located on 11.5 acres of land.

The W-W Paul Scale Company is located at Highway 81 South, Duncan, Oklahoma. This facility is owned by the Company and has approximately 35,000 square feet located on 13.2 acres of land.

Item 3.           Legal Proceedings
-------           -----------------

In the normal course of business, the Company encounters certain litigation matters, which in the opinion of Management will not have a significant adverse effect on the financial position or the results of operations of the Company.

Item 4.           Submission of Matters to a Vote of Security Holders
-------           ---------------------------------------------------

No matters were submitted for a vote of security holders of the Company during the fourth quarter of the fiscal year ended June 30, 2004.

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matter
-------           -------------------------------------------------------------

Market Information
------------------

Our common stock is currently traded on the over-the-counter market under the symbol "WWCL". The following sets forth the high and low bid quotations for our common stock in such market for the periods indicated. This information reflects inter-dealer prices without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. No representation is made by us that the following quotations necessarily reflect an established public trading market in our common stock.

                                 High Bid            Low Bid
                                 --------            -------
Quarter ended
-------------
September 30, 2002                 $0.010             $0.010
December 31, 2002                   0.010              0.010
March 31, 2003                      0.010              0.010
June 30, 2003                       0.010              0.010

September 30, 2003                 $0.010             $0.010
December 31, 2003                   0.010              0.010
March 31, 2004                      0.010              0.010
June 30, 2004                       0.100              0.010


Holders
-------

As of October 13, 2004 the Company had approximately 500 record holders of its common stock. This amount represents the number of certificate holders and excludes individual non-objecting beneficial owners of the Company's common stock held in "street name".

Dividends
---------

The Company did not pay dividends during 2004 or 2003 and does not intend to pay cash dividends in the foreseeable future. The management of the Company intends, for the present, to retain all available funds for the development of its business. Additionally, certain of the Company's loan covenants prohibit the paying of dividends.

Item 6.           Selected Financial Data
-------           -----------------------

                                                     Year ended June 30
-----------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS (A)
                            2004           2003           2002           2001           2000
                            ----           ----           ----           ----           ----
Net Sales               13,233,546     11,530,445     12,652,044     13,092,869     12,210,587
Gross Profit Margin      3,246,476      2,099,090      2,920,538      2,278,452      2,492,566
Operating Earnings
  (Loss)                   656,839       (271,288)       243,481        (95,939)       456,463
Interest Expense           362,249        380,241        338,248        296,265        171,124
Operating Expense        2,589,637      2,370,378      2,677,057      2,374,391      2,036,103
Earnings(Loss)
  From Continuing
  Operations               173,067       (347,376)        54,464       (247,455)       271,600
Net Earnings (Loss)        173,067       (347,376)        54,464       (174,136)       338,777

PER SHARE DATA
--------------
Earnings(Loss)
  From Continuing
  Operations                   .09           (.20)           .03           (.07)           .05

Dividends per
  Common Share                 .00            .00            .00            .00            .00

Weighted Average (B)
  Shares Outstanding     2,010,614      2,010,614      2,010,614      3,724,256      5,420,397

FINANCIAL CONDITION
-------------------
Total Assets             6,270,249      5,845,418      6,435,564      6,322,810      6,651,737
Fixed Assets (Net)       2,290,529      2,275,087      2,155,188      2,351,435      1,089,280
Long-Term Debt           2,448,992      2,645,976      4,186,666      4,087,665      1,521,418
Stockholders Equity       (169,159)      (342,226)         5,150        (49,314)     2,953,995
Working Capital  (C)         7,458       (246,935)     2,003,747      1,676,546      1,627,455
Current Ratio (D)             1.00           0.93           2.00           1.80           1.80


A. This summary has been restated to reflect proper accounting treatment for the discontinued operations regarding the sale of Titan Industries, Inc. during the year ended 2001.

B. Computed on the basis of the weighted average number of commons shares outstanding during each year.

C. The year ended 2003 reflects a reclassification of debt from long-term to short-term due to violation of bank covenants at year-end. The year ended 2004 reflects a classification of the Line of Credit to short-term.

D.       Percent of current assets to current liabilities.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------        --------------------------------------------------------------

Statements contained in this Form 10-K that are not historical facts, including, but not limited to, any projections and forward-looking statements, involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Form 10-K could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are adverse economic conditions, industry competition and other competitive factors, government regulation and possible future litigation. The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto under Item 8.

The Company has incurred operating losses two out of the past four years, has a weak working capital surplus of $7,458 and has an accumulated deficit of $169,159 as of June 30, 2004. The report of independent auditors on the Company's June 30, 2004 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that it has developed a viable plan to address these issues and that its plan will enable the Company to continue as a going concern for the next twelve months. This plan includes the realization of revenues from the commercialization of new products and the reduction of certain operating expenses. Although the Company believes that its plan will be realized, there is no assurance that these events will occur. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

Results of Operations:
----------------------

The following table presents, for the periods indicated, the dollar value and percentage relationship, which certain items reflected in the Company's Statements of Operations. This percentage shows the percent as it relates to the total revenue. The selected financial data should be read in conjunction with the related financial statements and notes thereto.

                                                     2004                       2003                        2002
                                                     ----                       ----                        ----
Total revenues                              $   13,233,546    100.0%    $   11,530,445  100.0%     $   12,652,044   100.0%
Cost of revenues                                 9,987,070     75.5          9,431,355   81.8           9,731,506     76.9
                                            --------------   ------     --------------  ------     --------------   ------
Gross profit                                     3,246,476     24.5          2,099,090   18.2           2,920,538     23.1

Selling, general, and administrative
   expense                                       2,589,637     19.5          2,370,378   20.6           2,677,057     21.2
                                            --------------   ------     --------------  ------     --------------   ------
Operating earnings (loss)                          656,839      5.0           (271,288)  (2.4)            243,481      1.9
Other income (expense)                              11,877      0.0             54,909    0.6             174,631      1.3
Interest expense                                  (362,249)    (2.6)          (380,241)  (3.3)          (338,248)     (2.6)
                                            ---------------  -------    --------------- -------    ---------------  ------
Earnings (loss) before income taxes                306,467      2.4           (596,620)  (5.1)            79,864       0.6
Income taxes operations                           (133,400)    (1.1)           187,500    1.6            (25,400)     (0.2)
                                            ---------------  -------    --------------- ------     ---------------- ------
Net earnings (loss) before cumulative
  effect of a change in accounting
  principle                                        173,067      1.3           (409,120)  (3.5)            54,464       0.4

Cumulative effect of a change in
  accounting principle                                --        0.0             61,744    0.5                --        0.0
                                            --------------   -------    -------------   -----      ---------------     ----

Net earnings (loss)                         $      173,067      1.3%   $      (347,376)  (3.0)%    $      54,464       0.4%
                                            ==============   =======    ==============  ======     ===============  =======

Depreciation and amortization               $      237,327      1.8%   $       242,582    2.1%    $      258,974       2.0%
                                            ==============   =======    ==============  ======     ==============   =======


Fiscal Year Ended June 30, 2004 Compared to Fiscal Year Ended June 30, 2003.

The Company had net income of $173,067 for the year ended June 30, 2004 compared to a net loss of $347,376 for the year ended June 30, 2003. The earnings per share for fiscal 2004 amounted to $0.09, an increase of $0.26 per share, from a loss of $0.17 per share in fiscal 2003.

Overall sales increased from $11,530,445 for the fiscal year ended June 30, 2003 to $13,233,546 for the fiscal year ended June 30, 2004, an increase of $1,703,101,or 14.8%.

Sales at the W-W Manufacturing location in Thomas, Oklahoma increased $1,490,736, or 17.9%, from $8,319,157 in fiscal 2003 to $9,809,893 for the fiscal year ended June 30, 2004. This increase was primarily due to an overall recovery in the economy.

Sales at the W-W Livingston location in Livingston, Tennessee increased $133,043, or 7.5%, from $1,763,639 in fiscal 2003 to $1,896,682 for the fiscal year ended June 30, 2004. During June 2003 management made the decision to market a new inline pre-galvanized product from the Livingston plant. This product allows for manufacturing without problems related to paint that have been a reason for reduced sales in the past. This new product has allowed the Livingston plant to remain open during the economic slowdown. Management continues to evaluate the Livingston plant on a regular basis to determine the cost effectiveness of continued production.

Sales at The W-W Paul Scale Company location in Duncan, Oklahoma increased $79,324, or 5.5%, from $1,447,649 for the fiscal year ended June 30, 2003 to $1,526,973 for the fiscal year ended June 30, 2004. The Duncan locations primary manufacturing responsibilities are livestock scales and hydraulic squeeze chutes, as well as a supply source to the Thomas location. Interdivision sales, which are eliminated for financial statement purposes, amounted to $898,062 for the year ended June 30, 2004, compared to $812,709 for June 30, 2003. With the improved economic outlook and the completion of new and redeveloped scales, management believes that sales at the Duncan location should increase during fiscal 2005.

Gross margins as a percentage of sales increased from 18.2% in fiscal 2003 to 24.5% in fiscal 2004. This increase of 6.3% is the result of retail price adjustments and surcharges to help offset the increased cost of steel. The Company also performed an extensive evaluation of raw materials during the fourth quarter of fiscal 2003 and found several ways to lower certain costs for 2004. The gross margin increase is also the result of higher sales volumes, which allowed for the absorption of fixed manufacturing overhead. Because of the recovering economy and the competitive nature of many products, the Company was able to pass on the higher cost of steel to customers through price increases. Management anticipates a decrease in regards to gross margin percentages because of the volatility of the cost of steel that is expected to increase during the first and second quarters of 2005. The Company will continue to seek improvements through manufacturing system analysis as well as price adjustments, however, the Company does not believe the entire increase in cost can be passed on to customers without a large reduction in sales.

Selling expense as a percentage of sales decreased from 9.4% in fiscal 2003 to 8.8% in fiscal 2004. The decrease is due to higher sales volume. Total dollars expended for selling expenses increased $80,933 for the fiscal year ended June 30, 2004 as compared to fiscal 2003. The increase in dollars spent is due to the Company's participation in additional shows and related travel costs. Management anticipates that selling expenses will remain steady throughout fiscal 2005.

General and administrative expenses as a percentage of sales decreased slightly from 11.1% in fiscal 2003 to 10.7% for the fiscal year ended June 30, 2004. Total dollars expended for general and administrative expenses increased $138,326 for the fiscal year ended June 30, 2004 compared to the same period of 2003. Management believes that general and administrative expenses will be reduced for fiscal 2005 due to certain cost evaluations and related cost cutting measures implemented during the first quarter of 2005.

Interest expense decreased in fiscal 2004 to $362,249 as compared to $380,241 in 2003. The decrease reflects interest rate incentives earned by the Company that reduced the interest rate charged on the revolving line of credit. As profits and cash flow increase, the Company plans to reduce debt, thereby reducing overall interest expense.

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

Sales at the W-W Livingston location in Livingston, Tennessee decreased $1,239,617, or 40.9%, from $3,033,256 in fiscal 2002 to $1,763,639 for the fiscal year ended June 30, 2003. The Livingston plant was hit hardest by the sluggish economy, the need to update certain equipment and the need for installation of a new paint system. After the powder coat paint system was implemented in Thomas, Oklahoma, many customers wanted to purchase only product with a powder coat finish. With the economic environment in decline, management decided that the cost to install a new paint system in the Livingston plant was to high and the risk too great for the Company to take. During November 2002 the decision to scale back operations at the Livingston plant was made. While certain revenues were transferred to the Thomas plant, many revenues were permanently lost. During June 2003 management made the decision to market a new inline pre-galvanized product from the Livingston plant that allowed for manufacturing without problems related to paint.

Sales at The W-W Paul Scale Company location in Duncan, Oklahoma decreased $123,481, or 7.9%, from $1,571,130 for the fiscal year ended June 30, 2002 to $1,447,649 for the fiscal year ended June 30, 2003. Whereas the Duncan location's primary manufacturing responsibilities are livestock scales and hydraulic squeeze chutes, they also serve as a supply source to the Thomas location. While all interdivision sales are eliminated for financial statement purposes, the Duncan location had a substantial increase in such sales. This allowed overall sales for the Duncan location to remain stable.

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

Fiscal Year Ended June 30, 2002 Compared to Fiscal Year Ended June 30, 2001.

The Company had net earnings of $54,464 for the year ended June 30, 2002 as compared to a net loss of $174,136 for the year ended June 30, 2001. This increase in net earnings of $228,600 reflects the Company's recovery from transition costs associated with the opening of the new Thomas, Oklahoma plant, expenses related to the split-off of its wholly-owned subsidiary, Titan Industries, Inc., as well as a general slowdown in the economy felt throughout the United States during 2001and the first six months of fiscal 2002. Even though sales were down slightly, overall production efficiencies were achieved with the opening of the new Thomas plant.

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

Sales at the W-W Manufacturing location in Thomas, Oklahoma increased $454,166, from $7,623,492 in fiscal 2001 to $8,077,658 for the fiscal year ended June 30, 2002. Sales at the W-W Livingston location in Livingston, Tennessee decreased $445,722, from $3,448,948 in fiscal 2001 to $3,003,256 for the fiscal year ended June 30, 2002. The increase in sales at the Thomas location and related decrease in sales at the W-W Livingston location are primarily due to transferring sales to Thomas because of the demand from our distributor/dealer network for a powder coat paint finish only offered at the Thomas location at this time. Sales at The W-W Paul Scale Company location in Duncan, Oklahoma decreased $449,298 from $2,020,427 for the fiscal year ended June 30, 2001 to $1,571,130 for the fiscal year ended June 30, 2002. Because of the sluggish economy and hot/dry conditions in the South, in addition to the manufacturing of livestock scales and hydraulic chutes, the Duncan location was also used as a support to the Thomas plant by manufacturing certain parts and equipment that were then shipped to Thomas for painting. This allowed the Duncan plant to reduce production down time as well as to keep any potential layoffs to a minimum.

Gross margins increased from 17.4% in fiscal 2001 to 23.1% in fiscal 2002. This increase of 5.7% is due to several factors with the primary factor being decreased labor and manufacturing costs associated with running two plants while moving the largest plant from Dodge City, Kansas to Thomas, Oklahoma during 2001. The entire moving process took approximately four months to complete. Another factor contributing to the increase in gross margins was the result of labor, shipping and manufacturing efficiencies realized at the new plant during the last six months of the fiscal year.

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

General and administrative expenses increased as a percentage of sales from 10.3% in fiscal 2001 to 12.1% for the fiscal year ended June 30, 2002. This increase is a result of a write down of the accounts receivable balance of one large account that is in default of credit terms. Overall dollars spent for general and administrative cost, not including bad debt write downs, decreased $104,885 for the fiscal year ended June 30, 2002 as compared to fiscal 2001 which was primarily due to legal expenses related to the Titan split-off completed in fiscal 2001.

Interest expense increased in fiscal 2002 to $338,248 as compared to $296,265 in 2001. This increase is due to higher borrowings on the Company's' revolving line of credit to support the Titan split-off, the manufacturing plant move and the slow down in sales due to current economic conditions felt throughout the country.

Inflation:
----------

Raw material costs during fiscal 2004 were significantly higher than fiscal 2003, due principally to increased steel costs. The Company attempts to adjust selling prices to offset the effects of increased raw material costs. These adjustments have historically been difficult to implement and tend to lag behind cost increases. Management believes that the Company's diversity of operations and the ongoing efforts to achieve greater manufacturing efficiencies will help minimize the negative effects of such increases in raw material costs.

Liquidity and Capital Resources:
--------------------------------

The Company's principal sources of liquidity are from working capital, internally generated funds and borrowing under its various credit facilities. The Company believes that these sources are sufficient to fund the current requirements of working capital, capital expenditures and other financial commitments. The Company has in place a revolving debt facility that could provide up to $2,200,000. The Company's working capital increased from $(246,935) for June 30, 2003 as compared to $7,458 for June 30, 2004. The
Company is currently negotiating new covenants with its primary lending institution for fiscal 2005 and an extension to the revolving debt facility.

The Company generated funds from operations of $623,967 primarily caused by an increase in net accounts payable and other current asset balances. The provision for loss on the write off of accounts receivables amounted to $153,871 in fiscal 2004 as compared to $57,880 for fiscal 2003. This increase is due to the write down of several accounts that were in default of credit terms at June 30, 2004. The Company continues to vigorously attempt collection of these receivables and other past due accounts and believes it is reasonably possible that it will succeed. The report of independent auditors on the Company's June 30, 2004 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that it has developed a viable plan to address these issues and that its plan will enable the Company to continue as a going concern for the next twelve months. The plan includes the realization of revenues from the commercialization of new products and the reduction of certain operating expenses. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. There is no assurance that the Company will be able to achieve additional financing or that such events will be on terms favorable to the Company.

The Company used cash in investing activities for the purchase and replacement of property and equipment. Net cash used in investing activities increased from $18,548 for the year ended June 30, 2003 compared to $47,012 for the same period of 2004. Cash purchases for property and equipment increased from $41,148 in 2003 to $83,673 in 2004.

Net cash used in financing activities resulted in a net decrease in borrowing on its revolving credit line of $113,256 for the year ended June 30, 2004. The Company was also able to reduce overall debt by $565,325. This decrease was the result of increased efficiencies in the new production plant in Thomas, Oklahoma and related pay down of debt. As the Company moves into fiscal 2005 management anticipates that borrowing under its revolving line will remain steady as sales increase and overall cash flow improves.

The Company's three-year loan arrangement with its principal lender, Wells Fargo Business Credit, was not altered significantly during the year. All other banking and credit agreements were also satisfactorily maintained throughout fiscal 2004. Even with the weakened economic climate, increased steel costs and related retail price increases, the Company was able to maintain sales at reasonable levels. Gross margins were strengthened due to the retail price adjustments and surcharges used to offset the increased cost of steel. The Company anticipates continuation of increased profits during fiscal 2005 due to anticipated decline in steel costs during the second half of the fiscal year and an overall improvement in the economic outlook.

Off-Balance Sheet Arrangements and Contractual Obligations:
-----------------------------------------------------------

The Company has no off-balance sheet arrangements or significant guaranties to third parties not fully recorded in our balance sheets or fully disclosed in the notes to our consolidated financial statements. The Company's significant contractual obligations include our debt agreements. Certain financial and operating restrictions under these agreements are fully disclosed in notes 8, 9 and 10 of the consolidated financial statements.

Critical Accounting Policies:
-----------------------------

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

Historically, the Company's estimates of bad debts related to its various receivables have been adequate to cover actual losses. Uncollectible accounts written off were $153,871, $57,880 and $306,328 for the fiscal years ended June 30, 2004, 2003 and 2002, respectively. The Company's estimates involve a significant amount of judgment, and actual results could differ adversely resulting in additional losses on receivables over and above the reserves provided. However, the Company believes its allowances for doubtful receivables are fairly stated as of June 30, 2004.

Allowance for Contract Termination. The Company uses the allowance method of accounting for potential losses on contract terminations. The allowance is based upon estimates using analysis of the company's prior experience and current economic trends.

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

Accruals for Warranty Costs. Warranty accruals are made for certain claims associated with replacement and repair of damaged product. These accruals include estimates that are based on anticipated claims. Differences in estimates and assumptions could result in an accrual requirement materially different from the calculated accrual.

Income Taxes. The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standard
(SFAS) No. 109, "Accounting for Income Taxes". The Company recognizes deferred income taxes, net of valuation allowances, for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. As of June 30, 2004 the Company had approximately $23,700 in net deferred tax assets.

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

Recent Accounting Pronouncements:
---------------------------------

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

Factors That May Affect Future Results or the Market Price of Company Stock:
----------------------------------------------------------------------------

We operate in a rapidly changing economic environment that presents numerous risks. Many of these risks are beyond our control and are driven by factors that we cannot predict. The following discussion highlights some of these risks.

Economic, political and market conditions can adversely affect our revenue growth.
--------------------------------------------------------------------------

Our revenue growth and profitability depends on the overall demand for livestock handling equipment for commercial, recreational and residential uses. Because our sales are primarily to corporate and government customers, our business depends on general economic and business conditions. The general weakening of the global economy, the weakening of business conditions in the manufacturing industry, and state and local governmental budgetary constraints can result in a decreased demand for our products. If demand for our products weakens, our revenue growth rates will be adversely affected. In addition, our country's war on terrorism, as well as state and local budgetary concerns, have contributed to economic, political and other uncertainties that could adversely affect our revenue growth and results of operations. If economic and market conditions do not remain healthy, our business will be adversely affected.
Management has no comparative advantage in forecasting macroeconomic trends and developments relating to general business conditions. Our management is, however, required to make such forecasts in order to develop budgets, plan research and development strategies and perform a wide variety of general management functions. To the extent that our forecasts are in error, because we are either overly optimistic or overly pessimistic about the performance of an economy or of a sector, our performance can suffer because of a failure properly to match corporate strategy with economic conditions.

If we do not successfully manage our operating margins, our business can be negatively impacted.
---------------------------------------------------------------------------

Our future operating results will depend on our ability to forecast revenues accurately and control expenses. While we can control certain internal factors, our future operating results can be adversely impacted by external factors, such as a slowing in demand for certain of our products or increased raw materials costs. If there is an unexpected decline in revenues, which is not offset by a decrease in expenses, our business and operating results will be adversely affected.

We may be required to change our business practices if there are changes in accounting regulations and related interpretations and policies.
---------------------------------------------------------------------------

Policies, guidelines and interpretations related to revenue recognition, income taxes, allowances for doubtful accounts and other financial reporting matters require difficult judgments as to complex matters that are often subject to multiple sources of authoritative guidance. Some of these matters are also among topics currently under re-examination by accounting standards groups and regulators. These standards groups and regulators could promulgate interpretations and guidance that could result in material and potentially adverse, changes to our accounting policies.

Our business could be negatively impacted by the financial instability of our customers.
-----------------------------------------------------------------------------

We sell our products primarily on pre-qualified payment terms. Financial difficulties of a customer could cause us to curtail business with that customer. We may also assume more credit risk relating to that customer's receivables. Our inability to collect on our trade accounts receivable from any one of these customers could have a material adverse effect on our business or financial condition.

Our current practice is to extend credit terms to a majority of our customers, which is based on such factors as past credit history with us, reputation of creditworthiness within our industry, and timelines of payment made to us. A small percentage of our customers are required to pay C.O.D., which is also based on such factors as lack of credit history, reputation (or lack thereof) within our industry and/or prior negative payment history. Our management exercises professional judgment in determining which customer will be extended credit, which is based on industry practices applicable to our business, financial awareness of the customers with whom we conduct business, and business experience of our industry. As of September 30, 2004, we had $1,480,135 in accounts receivable from our customers.

Our business could suffer as a result of our inability to acquire raw materials on time and to our specifications.
-------------------------------------------------------------------------------

We compete with other companies for the raw materials, such as steel tubing and other steel products, needed to manufacture our products. Some of these competitors have greater financial and other resources than we have, and thus may have an advantage in the competition for raw materials. If we experience a significant increase in demand, we will need to increase our supply of raw materials. We cannot assure you that this additional capacity will be available when required on terms that are acceptable to us or similar to existing terms that we have with our current suppliers.

Our inability to acquire raw materials such as steel tubing and other steel products in a timely manner that meet our quality standards could cause us to miss the delivery date requirements of our customers, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk
--------          ----------------------------------------------------------

The Company is exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow, assuming other factors are held constant. At June 30, 2004, the Company had variable rate notes payable of approximately $2,344,000. Holding other variables constant, the pre-tax earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates would be approximately $23,000.

The Company is also exposed to market risk from increases in steel costs. The uncertainty of steel prices continues to impact the livestock equipment industry. Management believes that the Company is well positioned with its mix of steel supplies and product quality to help cushion problems associated with any price increases that may occur. The Company attempts to adjust selling prices to offset the effects of increased raw material costs. These adjustments have historically been difficult to implement and tend to lag behind cost increases.

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


                             W W CAPITAL CORPORATION
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                     PAGE
                                                                     ----

Financial Statements:

Independent Auditors' Report            .   .    .   .    .   .  .    F-1

Consolidated Balance Sheets as of June 30, 2004 and
June 30, 2003.    .   .    .   .    .   .   .    .   .    .   .  .    F-2

Consolidated Statements of Operations for the years
ended June 30, 2004, 2003 and 2002      .   .    .   .    .   .  .    F-4

Consolidated Statements of Stockholders' Deficit for
the years ended June 30, 2004, 2003 and 2002     .   .    .   .  .    F-6

Consolidated Statements of Cash Flows for the years ended
June 30, 2004, 2003 and 2002   .    .   .   .    .   .    .   .  .    F-7

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

Independent Auditor's Report
----------------------------



Board of Directors and Stockholders
W W Capital Corporation
Fort Collins, Colorado

         We have audited the accompanying consolidated balance sheets of W W Capital Corporation and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of W W Capital Corporation and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations in recent years and has a net capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                BROCK AND COMPANY, CPAs, P.C.


Fort Collins, Colorado
September 22, 2004

W W CAPITAL CORPORATION

Consolidated Balance Sheets

============================================================================================

June 30                                                              2004         2003
--------------------------------------------------------------------------------------------
ASSETS

Current Assets
    Cash                                                         $  139,109   $  127,479
    Accounts receivable, trade, net of allowance for doubtful
       accounts of $163,000 in 2004 and $290,000 in 2003          1,597,071    1,382,198
    Accounts receivable, other                                      112,557      188,458
    Inventories                                                   1,878,130    1,511,826
    Prepaid expenses                                                 21,602       41,556
    Current portion of notes receivable, related parties                717        1,261
    Current portion of net investment in sales-type lease            20,588       18,055
    Deferred income tax asset                                       125,900      178,000
                                                                 ----------   ----------
           Total current assets                                   3,895,674    3,448,833
                                                                 ----------   ----------



Property and Equipment, at cost, net of accumulated
    depreciation of $2,518,422 in 2004 and
    $2,337,391 in 2003                                            2,290,529    2,275,087
                                                                 ----------   ----------




Other Assets
    Long-term notes receivable, related parties,
       net of current portion                                        19,095       19,812
    Net investment in sales-type lease, net of current portion        6,810       27,398
    Loan acquisition costs, net of accumulated amortization
       of $11,275 in 2004 and $7,175 in 2003                         29,725       33,825
    Other assets                                                     28,416       40,463
                                                                 ----------   ----------
           Total other assets                                        84,046      121,498
                                                                 ----------   ----------




           Total assets                                          $6,270,249   $5,845,418
                                                                 ==========   ==========



               The accompanying Notes are an integral part of the
                       consolidated financial statements
                                       F-2

W W CAPITAL CORPORATION

Consolidated Balance Sheets (continued)
===============================================================================================

June 30                                                                2004           2003
-----------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable                                              $ 1,676,102    $ 1,260,959
    Line of credit                                                  1,353,253      1,466,509
    Accrued payroll and related taxes                                 236,656        205,417
    Accrued property taxes                                             14,520          9,050
    Accrued interest payable                                           10,256         14,898
    Other current liabilities                                          95,682         14,444
    Current portion of notes payable                                  426,747        476,491
    Current portion of capital lease obligations                       75,000         73,000
                                                                  -----------    -----------
              Total current liabilities                             3,888,216      3,520,768
                                                                  -----------    -----------

Long-Term Liabilities
    Long-term notes payable, net of current portion                 1,358,052      1,498,515
    Long-term capital lease obligations, net of current portion     1,090,940      1,147,461
    Deferred income tax liability                                     102,200         20,900
                                                                  -----------    -----------
              Net long-term liabilities                             2,551,192      2,666,876
                                                                  -----------    -----------

              Total liabilities                                     6,439,408      6,187,644
                                                                  -----------    -----------

Commitments and Contingency                                              --             --

Stockholders' Deficit
    Preferred stock, $10.00 par value
       400,000 shares authorized                                         --             --
    Common stock, $0.01 par value, 15,000,000 shares
       authorized, 5,553,827 shares issued in 2004 and 2003            55,538         55,538
    Capital in excess of par value                                  3,305,533      3,305,533
    Accumulated deficit                                              (651,115)      (824,182)
                                                                  -----------    -----------
                                                                    2,709,956      2,536,889
    Less 3,543,213 shares of treasury stock at June 30, 2004
       and 2003, at cost                                           (2,879,115)    (2,879,115)
                                                                  -----------    -----------
              Net stockholders' deficit                              (169,159)      (342,226)
                                                                  -----------    -----------
              Total liabilities and stockholders' deficit         $ 6,270,249    $ 5,845,418
                                                                  ===========    ===========


               The accompanying Notes are an integral part of the
                       consolidated financial statements

W W CAPITAL CORPORATION

Consolidated Statements of Operations
==========================================================================================

Years ended June 30                              2004            2003            2002
------------------------------------------------------------------------------------------
Net Sales                                   $ 13,233,546    $ 11,530,445    $ 12,652,044
Cost of Goods Sold                             9,987,070       9,431,355       9,731,506
                                            ------------    ------------    ------------
              Gross profit                     3,246,476       2,099,090       2,920,538
                                            ------------    ------------    ------------

Operating Expenses
    Selling expenses                           1,168,153       1,087,220       1,152,475
    General and administrative expenses        1,421,484       1,283,158       1,524,582
                                            ------------    ------------    ------------
              Total operating expenses         2,589,637       2,370,378       2,677,057
                                            ------------    ------------    ------------

Income (Loss) From Operations                    656,839        (271,288)        243,481
                                            ------------    ------------    ------------

Other Income (Expense)
    Interest income                               11,012             211           7,569
    Interest expense                            (362,249)       (380,241)       (338,248)
    Gain (loss) on property and equipment         (6,945)         (3,439)          4,700
    Other income, net                              7,810          58,137         162,362
                                            ------------    ------------    ------------
              Net other income (expense)        (350,372)       (325,332)       (163,617)
                                            ------------    ------------    ------------

Earnings (Loss) Before Income Taxes and
    Cumulative Effect of a Change in
    Accounting Principle                         306,467        (596,620)         79,864

Income Tax Benefit (Expense)                    (133,400)        187,500         (25,400)
                                            ------------    ------------    ------------

Earnings (Loss) Before Cumulative
    Effect of a Change in Accounting
    Principle                                    173,067        (409,120)         54,464
                                            ------------    ------------    ------------

Cumulative Effect of a Change
    In Accounting Principle                         --            61,744            --
                                            ------------    ------------    ------------

Net Earnings (Loss)                         $    173,067    $   (347,376)   $     54,464
                                            ============    ============    ============

               The accompanying Notes are an integral part of the
                       consolidated financial statements

W W CAPITAL CORPORATION

Consolidated Statements of Operations (continued)
============================================================================================================

Years ended June 30                                                   2004            2003           2002
------------------------------------------------------------------------------------------------------------
Earnings Per Common Share
    Basic
       Earnings (loss) before cumulative effect of a
          change in accounting principle                      $        0.09   $       (0.20)  $        0.03
       Cumulative effect of a change in
          accounting principle                                         0.00            0.03            0.00
                                                             --------------  --------------   -------------

       Net earnings (loss)                                    $        0.09   $       (0.17)  $        0.03
                                                              =============   =============   =============

       Weighted average number of
          common shares outstanding                               2,010,614       2,010,614       2,010,614

    Diluted
       Earnings (loss) before cumulative effect of a
       change in accounting principle                         $        0.09   $       (0.20)  $        0.03
       Cumulative effect of a change in
          accounting principle                                         0.00            0.03            0.00
                                                             --------------  ---------------  -------------
       Net earnings (loss)                                    $        0.09   $       (0.17)  $        0.03
                                                              =============   =============   =============

       Weighted average number of
          common shares outstanding                               2,010,614       2,010,614      2,010,614


               The accompanying Notes are an integral part of the
                       consolidated financial statements

W W CAPITAL CORPORATION

Consolidated Statements of Stockholders' Deficit
==================================================================================================================================

Years ended June 30, 2004, 2003 and 2002


                                       Common Stock                                            Treasury Stock
                                -----------------------     Capital                     ---------------------------      Total
                                Number of       Par        In Excess     Accumulated     Number of                    Stockholders'
                                  Shares       Value      of Par Value     Deficit         Shares        Cost           Deficit
                                ---------   -----------   ------------  ------------    -----------  -------------   ------------

Balance, July 1, 2001           5,553,827   $    55,538   $ 3,305,533   $  (531,270)    (3,543,213)   $(2,879,115)   $   (49,314)

Net earnings for year ended
   June 30, 2002                     --            --            --          54,464           --             --           54,464
                              -----------   -----------   -----------   -----------    -----------    -----------    -----------
Balance, June 30, 2002          5,553,827        55,538     3,305,533      (476,806)    (3,543,213)    (2,879,115)         5,150

Net loss for year ended
   June 30, 2003                     --            --            --        (347,376)          --             --         (347,376)
                              -----------   -----------   -----------   -----------    -----------    -----------    -----------
Balance, June 30, 2003          5,553,827        55,538     3,305,533      (824,182)    (3,543,213)    (2,879,115)      (342,226)

Net earnings for year ended
   June 30, 2004                     --            --            --         173,067           --             --          173,067
                              -----------   -----------   -----------   -----------    -----------    -----------    -----------
Balance, June 30, 2004          5,553,827   $    55,538   $ 3,305,533   $  (651,115)    (3,543,213)   $(2,879,115)   $  (169,159)
                              ===========   ===========   ===========   ===========    ===========    ===========    ===========


               The accompanying Notes are an integral part of the
                       consolidated financial statements
                                       F-6

W W CAPITAL CORPORATION

Consolidated Statements of Cash Flows
=================================================================================================================

Years ended June 30                                                     2004            2003            2002
-----------------------------------------------------------------------------------------------------------------
Cash Flow From Operating Activities
    Net earnings (loss)                                          $    173,067    $   (347,376)   $     54,464
    Adjustments to reconcile net earnings (loss)
      to net cash provided (used) by operating activities
        Depreciation                                                  233,227         238,482         249,760
        Amortization                                                    4,100           4,100           9,214
        (Gain) loss on dispositions of property
           and equipment                                                6,945           3,439          (4,700)
        Loss on impairment of rental property                          12,047            --              --
        Provision for loss on accounts and
           notes receivable                                           153,871          57,880         306,328
        Amortization of negative goodwill                                --            (2,343)
        Effects of change in accounting principle                        --           (61,744)           --
        Write down of inventory to net realizable value                 4,903           3,181          15,469
    Net changes in assets and liabilities
        Accounts receivable                                          (350,689)        289,083        (487,905)
        Inventories                                                  (371,207)        275,297         (76,451)
        Other current and non-current assets                          147,955          70,035         (85,192)
        Accounts payable, accrued expenses and
          other current liabilities                                   609,748        (342,336)        (67,368)
                                                                 ------------    ------------    ------------
              Net cash provided (used) by operating activities        623,967         190,041         (88,724)
                                                                 ------------    ------------    ------------

Cash Flow From Investing Activities
    Proceeds from sale of property and equipment                       35,400          22,600           4,700
    Purchases of property and equipment                               (83,673)        (41,148)        (42,378)
    Proceeds from stockholders' notes receivable                        1,261            --               554
                                                                 ------------    ------------    ------------
              Net cash used by investing activities                   (47,012)        (18,548)        (37,124)
                                                                 ------------    ------------    ------------

Cash Flow From Financing Activities
    Net short term borrowings (repayments)                               --              --              --
    Borrowings on notes payable                                    12,684,143      11,955,581      12,168,450
    Payments on notes payable                                     (13,175,337)    (12,063,031)    (12,017,568)
    Payments on capital leases                                        (74,131)        (74,512)        (62,559)
    Payment of loan acquisition costs                                    --              --           (41,000)
                                                                 ------------    ------------    ------------
              Net cash provided (used) by financing activities       (565,325)       (181,962)         47,323
                                                                 ------------    ------------    ------------

Net Increase (Decrease) in Cash                                        11,630         (10,469)        (78,525)
                                                                 ------------    ------------    ------------


               The accompanying Notes are an integral part of the
                       consolidated financial statements
                                       F-7

W W CAPITAL CORPORATION

Consolidated Statements of Cash Flows (continued)
============================================================================================

Years ended June 30                                       2004        2003         2002
--------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                       $  11,630   $ (10,469)   $ (78,525)

Cash, Beginning of year                                 127,479     137,948      216,473
                                                      ---------   ---------    ---------
Cash, End of year                                     $ 139,109   $ 127,479    $ 137,948
                                                      =========   =========    =========

Supplemental Information
    Cash paid during the year for interest            $ 366,892   $ 414,141    $ 320,502

    Cash paid during the year for income taxes        $  11,058   $   7,425    $   5,835

    Installment loans and capital leases to acquire
      property and equipment                          $ 207,341   $ 343,272    $  11,135

    Installment loan to acquire residential
      rental property                                 $    --     $    --      $  28,542




               The accompanying Notes are an integral part of the
                       consolidated financial statements
                                       F-8

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2004
===============================================================================

Note 1 - Summary of Significant Accounting Policies

                  Nature of Operations. W W Capital Corporation and its wholly-owned subsidiary (the Company) principally engage in the manufacture, distribution and sale of a wide range of livestock confinement and handling equipment. The Company's customers are principally resellers primarily located in the Midwest, Tennessee and Georgia.

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

                  Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable consist primarily of receivables from the sale of livestock handling equipment. The Company uses the allowance method of accounting for bad debts. The allowance is based upon estimates using analysis of the Company's prior experience, customer credit history and current economic trends. The Company generally does not require collateral for routine open accounts receivable. It is reasonably possible the estimates may change in the near term.

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

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2004
================================================================================

Note 1 - Summary of Significant Accounting Policies (continued)

                  Warranty. The Company provides a warranty to its customers and the related costs are recorded at the time of service. The accompanying financial statements for 2004 include a provision of $50,000 for estimated warranty claims. It is possible that a change in the estimate of warranty claims may occur in the near term.

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

                  Advertising. The Company expenses the cost of advertising the first time the advertising takes place. Advertising expense for the years ended June 30, 2004, 2003 and 2002 was $118,474, $126,859, and
         $145,639, respectively.

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

                  Reclassifications. Certain amounts in the 2003 financial statements have been reclassified to conform with reporting for 2004, without affecting net income.

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2004
================================================================================

Note 2 - Going Concern

                  As shown in the accompanying financial statements, the Company has suffered recurring losses from operations in recent years, a net capital deficiency totaling $169,159, and a weak net working capital surplus totaling $7,458. Additionally, the Company is currently in negotiations for renewal of its revolving line of credit which expires in October 2004.

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


Note 3 - Related Party Transactions

                  Receivables. Notes receivable from stockholders and all affiliated entities consisted of the following at June 30:

                                                                                          2004              2003
                                                                                     -------------     -------------
                  Note receivable from a partnership owned by certain of the
         Company's stockholders bears interest at 9%. The note provides for annual installments of $2,500 through 2017 and for collateral consisting of shares of the Company's common stock owned by the
         partners.                                                                   $     19,812      $     21,073

                           Less current portion                                            (  717)           (1,261)
                                                                                  ---------------    --------------
                                                                                     $     19,095      $     19,812
                                                                                     ============      ============

                  Interest receivable on related party notes totaled $10,613 at June 30, 2004 and 2003.

                  The Company entered into a transaction with related parties as disclosed above during the three-year period ended June 30, 2004. The Company has not attempted to determine whether the transaction was consummated on terms equivalent to those that would have prevailed in an arm's length transaction.


Note 4 - Inventories

                  Inventories consisted of the following at June 30:

                                                              2004               2003
                                                         --------------    ------------------
                           Raw materials                  $   526,717       $   528,112
                           Work-in-process                    508,489           375,882
                           Finished goods                     842,924           607,832
                                                          -----------       -----------
                                                          $ 1,878,130       $ 1,511,826
                                                          ===========       ===========

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2004
===============================================================================

Note 5 - Sales-Type Lease

                  The Company's leasing operations consist principally of leasing livestock equipment under a sales-type lease expiring August
         2005.

                  The following is a summary of the components of the Company's net investment in the sales-type lease at June 30, 2004:

                           Total minimum lease payments to be received               $     32,197

                           Unearned income                                                 (4,799)
                                                                                     ------------
                           Net investment                                            $     27,398
                                                                                     ============

                  Future minimum lease payments to be received under the sales-type lease are as follows at June 30, 2004:

                           Year
                           2005                                                      $     24,432
                           2006                                                             7,765
                                                                                     ------------
                                                                                     $     32,197
                                                                                     ============

Note 6 - Property and Equipment

                  Property and equipment consisted of the following at June 30:

                                                                                           2004             2003
                                                                                      -----------       -----------
                        Land and improvements                                         $   122,622       $   122,622
                        Building and improvements                                       2,034,615         2,034,615
                        Leasehold improvements                                             89,372            89,372
                        Machinery and equipment                                         1,627,819         1,547,564
                        Automobiles and trucks                                            569,943           484,486
                        Office equipment                                                  364,580           333,819
                                                                                      -----------        ----------
                                                                                        4,808,951         4,612,478
                        Less accumulated depreciation and amortization                 (2,518,422)       (2,337,391)
                                                                                      -----------        ----------
                                                                                       $2,290,529        $2,275,087
                                                                                       ==========        ==========

Note 7 - Employee Benefit Plans

                  401(k) Plan. The Company has a 401(k) Saving Plan, whereby eligible employees, who have one half year of service and are age 21 or older, may contribute up to 20% of their salary up to a maximum as allowed by the Internal Revenue Code. The Company may make discretionary matching contributions on the first 4% of employee contributions vesting at 25% per year after three years of service. During the years ended June 30, 2004, 2003, and 2002, the Company made $33,685, $33,175 and $25,430 in discretionary contributions to the Plan.

                  Stock Options. The Company has an Incentive Stock Option Plan. Under this Plan, the Board of Directors or its designated committee is authorized to grant officers and key employees options to purchase up to 950,000 shares of the Company's common stock. At June 30, 2004, options to purchase 950,000 shares of common stock are available to be granted by the Company under the plan. These options have a three-year vesting period.

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2004
================================================================================

Note 7 - Employee Benefit Plans (continued)

                  Additionally, the Company has a non-qualified stock option plan for the outside directors of the Company. Under this plan, the incentive stock option plan committee is authorized to grant outside directors options to purchase up to 400,000 shares of the Company's common stock. The Company granted options to purchase up to 153,334 shares at option prices ranging from $0.063 to $2.50 per share of which 64,167 are outstanding as of June 30, 2004. These options vest immediately and expire ten years after issuance.

                                                             Number of          Weighted Average
                                                               Shares            Exercise Price
                                                             ---------             ---------
         Outstanding, June 30, 2001 (all vested)               274,168               $0.9000

                  Granted                                          --                    --
                  Exercised                                        --                    --
                  Cancelled                                    (17,500)               2.5000
                                                             ---------             ---------

         Outstanding, June 30, 2002 (all vested)               256,668                0.7900

                  Granted                                          --                    --
                  Exercised                                        --                    --
                  Cancelled                                    (50,000)               1.5000
                                                            ----------              --------

         Outstanding, June 30, 2003 (all vested)               206,668                0.6200

                  Granted                                          --                    --
                  Exercised                                        --                    --
                  Cancelled                                   (142,501)               0.7570
                                                           -----------              --------

         Outstanding, June 30, 2004 (all vested)                64,167               $0.3300
                                                           ===========               =======

                                      Options Outstanding                                       Vested Options
                  -------------------------------------------------------------        ------------------------------
                                                     Weighted
                                                     Average            Weighted                          Weighted
                                                     Remaining          Average                           Average
                  Exercise         Number            Contractual        Exercise          Number          Exercise
                    Prices       Outstanding         Life (Years)       Price             Vested          Price
                  ----------     -----------         ------------      ---------         --------        --------
                  $ 0.7500         14,167                0.0             0.7500           14,167          0.7500
                    0.5625         10,000                1.0             0.5625           10,000          0.5625
                    0.0630         10,000                2.0             0.0630           10,000          0.0630
                    0.3000         10,000                4.0             0.3000           10,000          0.3000
                    0.0625         20,000                5.5             0.0625           20,000          0.0625
                                  -------               ----            -------          -------         -------
                                   64,167                2.8            $0.3300           64,167         $0.3300
                                  =======               ====            =======          =======         =======

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2004
================================================================================

Note 8 - Line of Credit

                  The Company has a $2,200,000 revolving line of credit agreement with Wells Fargo Bank, N.A. with outstanding borrowings totaling $1,353,253 and $1,466,509 at June 30, 2004 and 2003,
         respectively. The agreement bears interest at 3.0% above the Bank's base rate (7.0% at June 30, 2004) and is collateralized by equipment, intangibles, inventories, and receivables and matures in October 2004.

                  Borrowings are subject to base limitations of 80% of eligible accounts receivable and 50% of eligible inventory. The loan agreement contains certain covenants including the maintenance of minimum net income, minimum debt service ratio, limitations on the acquisition of property and equipment and the requirement to develop certain inventory control systems. The loan provides for charges of .25% on the unused revolving credit line and for payment penalties in the event the agreement is terminated prior to the maturity date. Receivable collections are used to pay down the note on a daily basis. After two business days, these funds are available for borrowing subject to the borrowing base limitations. Approximately $645,000 of the Company's consolidated net assets at June 30, 2004 are considered to be restricted net assets of consolidated subsidiaries.


Note 9 - Long-Term Debt

                  Long-term debt consists of the following at June 30:
                                                                                          2004             2003
                                                                                     --------------    ------------
         Financial Institutions
         ----------------------
                  Notes payable bearing interest up to 4.75%, due in monthly installments totaling $5,414 including principal and interest and maturing between December 2006 and May 2009. The notes are
         collateralized by vehicles.                                                  $   231,659       $   108,342

                  Note  payable  bears  interest  at  6.0%  and is due in  monthly installments,  including  principal and interest,  of $1,790 through July
         2012.  The  note is  collateralized  by a  building  located  in  Duncan,
         Oklahoma.                                                                        136,572           149,437

                  Term note payable bears interest at 4.0% over the Bank's base rate (total interest rate of 8.0% at June 30, 2004). The note is due in monthly principal installments of $6,250 plus interest through October
         2005. The note is collateralized by equipment, inventory,
         intangibles and receivables.                                                     100,000           175,000

                  Note payable bears interest at 6.0% and is due in monthly
         installments, including principal and interest, of $1,944 through April
         2009.  The note is collateralized by equipment.                                   97,461               --

                  Note payable bears interest at 9.0% and is due in monthly
         installments of $4,191, including principal and interest, through
         November 2005. The note is collateralized by real estate and machinery
         and equipment located in Livingston, Tennessee.                                   60,494           103,472

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2004
====================================================================================================================================

Note 9 - Long-Term Debt (continued)
                                                                                          2004             2003
                                                                                     --------------    ------------
                  Note payable bears interest at 6.0% and is due in annual
         installments of $23,000, including principal and interest, through
         August 2005.  The note is collateralized by a lease purchase agreement.     $     26,814      $     48,114

                  Note payable bears interest at 8.0% and is due in monthly
         installments of $312, including principal and interest, through August
         2006, at which time the remaining principal balance is due. The note
         is collateralized by rental property in Thomas, Oklahoma.                         23,924            25,674

                  Note payable bears interest at 6.0% and is due in monthly
         installments, including principal and interest, of $381 through May
         2007, at which time the remaining principal balance is due. The note
         is collateralized by equipment.                                                   19,408               --

                  Note payable bears interest at 7.75% and is due in monthly installments of $379, including principal and interest, through July
         2007.  The note is collateralized by equipment.                                   12,445            15,886

                  Notes paid in full during 2004                                              --            125,725
                                                                                     ------------      ------------

                                                                                          708,777           751,650
                                                                                     ------------      ------------
         Other Entities
         --------------
                  Note payable bears interest at 3.0% above the Wall Street
         prime lending rate (total interest rate of 7.0% at June 30, 2004). The note is payable in monthly installments, including principal and interest, of $14,374 through December 2010. The note is collateralized
         by 2,448,000 shares of the Company's treasury stock.                             890,504           995,324

                  Note payable bears interest at 2.0% and is due in monthly
         installments, including principal and interest, of $2,820 through March
         2009.  The note is unsecured.                                                    153,231           183,678

                  Note  payable  bears  interest  at  5.0%  and is due in  monthly installments  of $944,  including  principal and  interest,  through July
         2007.  The  note is  collateralized  by a  building  located  in  Duncan,
         Oklahoma.                                                                         32,287            41,739

                  Note payable paid in full during 2004                                       --              2,615
                                                                                     ------------      ------------
                                                                                        1,076,022         1,223,356
                                                                                     ------------      ------------
                                                                                        1,784,799         1,975,006
                  Less current portion                                                   (426,747)         (476,491)
                                                                                     ------------      ------------
                                                                                       $1,358,052        $1,498,515
                                                                                     ============      ============

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2004
================================================================================

Note 9 - Long-Term Debt (continued)

                  The aggregate maturities of long-term debt are as follows at June 30, 2004:

                                 Year
                                 ----
                                 2005                $   426,747
                                 2006                    287,259
                                 2007                    303,401
                                 2008                    249,079
                                 2009                    216,961
                             Thereafter                  301,352
                                                     -----------
                                                     $ 1,784,799
                                                     ===========


Note 10 -  Lease Commitments and Subsequent Event

                  Capital Leases. The Company leases its Thomas, Oklahoma plant under a capital lease arrangement that expires in June 2022. The leased building has a cost of $1,073,507 and accumulated amortization of $115,137 and $79,711 at June 30, 2004 and 2003, respectively.

                  The Company also leases certain manufacturing equipment under four capital leases which expire in March 2005 through April 2007. Assets under capital leases are recorded at fair value and are amortized over their estimated useful lives. The leased equipment has a cost of $72,503 and $165,333 at June 20, 2004 and 2003, and accumulated amortization of $35,021 and $115,220 at June 30, 2004 and 2003.

                  Future minimum lease payments required under noncancelable capital leases are as follows at June 30, 2004:

            Year                                                   Building       Equipment          Total
            ----                                                 -----------     -----------    --------------
            2005                                                 $   157,600     $   18,473     $   176,073
            2006                                                     157,600          9,656         167,256
            2007                                                     157,600          6,099         163,699
            2008                                                     157,600            --          157,600
            2009                                                     157,600            --          157,600
            Thereafter                                             1,084,425            --        1,084,425
                                                                 -----------     ----------     -----------
            Total minimum lease payments                           1,872,425         34,228       1,906,653
            Less: amount representing interest                      (738,063)        (2,650)       (740,713)
                                                                 -----------     ----------     -----------
            Present value of net minimum lease payments          $ 1,134,362     $   31,578     $ 1,165,940
                                                                 ===========     ==========     ===========

                  Operating Leases. In April 2004, the Company entered into a five year lease extension for office space. The lease extension provides for monthly rental payments of $2,597 through March 2005, escalating to $2,886 through March 2009. In October 2004, the Company terminated the lease effective November 12, 2004. The Company is currently negotiating a lease agreement for office space at a new location.

                  In April 2000, the Company entered into a two year lease for a production facility. The lease provided for monthly rental payments of $4,000 though March 2002, at which time the Company exercised an option to purchase the production facility for $208,000 plus closing costs. The sale was consummated on July 2, 2002.

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2004
===============================================================================

Note 10 -  Lease Commitments and Subsequent Event (continued)

                  The Company has entered into various lease agreements for production and office equipment, office space and vehicles. The lease terms are generally two to five years.

                  Future minimum rental payments under operating leases as of June 30, 2004 are as follows:

                                                           Warehouse and    Vehicles and
                      Year                                 Office Space      Equipment         Total
                      ----                                 --------------  ------------    ------------
                      2005                                 $      14,676   $     10,836    $     25,512
                      2006                                           --           5,580           5,580
                      2007                                           --           3,831           3,831
                                                           -------------   ------------    ------------
                      Total minimum payments required      $      14,676   $     20,247    $     34,923
                                                           =============   ============    ============

                  Rental expense under operating leases for the years ended June 30, 2004, 2003 and 2002 amounted to $75,893, $97,548 and $130,993, respectively.


Note 11 - Negative Goodwill and Change in Accounting Principle

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

                  A reconciliation of reported net income (loss) adjusted to reflect the adoption of SFAS No. 141 as if it had been effective July 1, 2001 is as follows:

                                                                          2004             2003              2002
                                                                     -------------    -------------     -------------
                  Reported net income (loss)                        $    173,067     $   (347,376)       $   54,464
                  Subtract-back adjustment for
                     accounting change                                       --           (61,744)              --
                  Add-back goodwill amortization                             --               --              2,343
                                                                     -----------     ------------        ----------
                  Adjusted net income (loss)                        $    173,067     $   (409,120)       $   56,807
                                                                    ============     ============        ==========

                  Adjusted net income (loss) per share-basic        $      0.09      $      (0.20)       $     0.03

                  Adjusted net income (loss) per share-diluted      $      0.09      $      (0.20)       $     0.03


W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2004
===============================================================================

Note 12 - Income Taxes

                  The provision for income taxes is as follows at June 30:

                                                                          2004             2003              2002
                                                                     -------------    -------------     -------------
                  Current
                      Federal                                        $      --        $      --          $   68,000
                      State                                                 --               --               7,000
                  Deferred                                               133,400         (187,500)           25,400
                  Tax benefit of net operating loss                         --               --             (75,000)
                                                                     -----------      -----------        ----------
                                                                     $   133,400      $  (187,500)       $   25,400
                                                                     ===========      ===========        ==========

                  A reconciliation of income at the statutory rate to the Company's effective rate is as follows at June 30:

                                                                          2004             2003              2002
                                                                     -------------    -------------     -------------
                  Federal statutory rate                                 34.00%             34.00%           34.00%
                  Non deductible expenses                                 5.22               1.02            12.63
                  Basis difference in assets and liabilities             51.58             (65.22)          108.54
                  Capital loss and reversal of nondeductible
                      write down of real estate                             -                 -             (21.41)
                  Change in deferred tax asset valuation
                      allowance and net operating loss                  (47.27)              2.29          (101.96)
                  Change in accounting principal                           -                (3.52)               -
                                                                     -----------      -----------        ----------
                                                                         43.53%            (31.43)%          31.80%
                                                                     ===========      ============       ==========

                  Deferred tax assets and liabilities are comprised of the following at June 30:

                                                                         2004              2003              2002
                                                                      -----------      -----------       ----------
                  Deferred Tax Assets
                      Allowance for doubtful accounts                  $  60,800       $  108,200        $  102,600
                      Accrued compensation                                31,700           36,200            30,200
                      Inventory                                           20,800           17,300            19,900
                      Capital loss carryforward                              -                -              18,800
                      Net operating loss carryforward                    106,000          158,900            15,000
                      Other                                               12,700           16,400            10,600
                                                                       ---------       ----------        ----------
                           Total deferred tax assets                     232,000          337,000           197,100
                                                                       ---------       ----------        ----------

                  Deferred Tax Liabilities:
                      Depreciation of property and equipment            (208,300)        (179,900)         (179,900)
                      Insurance proceeds receivable                         --               --             (47,600)
                                                                       ---------       ----------        ----------
                           Total deferred tax liabilities               (208,300)        (179,900)         (227,500)
                                                                       ---------       ----------        ----------

                      Deferred taxes - net                             $  23,700       $  157,100        $  (30,400)
                                                                       =========       ==========        ==========

                  Current deferred tax asset                           $ 125,900       $  178,000        $  149,500
                  Long-term deferred tax liability                      (102,200)        ( 20,900)         (179,900)
                                                                       ---------       ----------        ----------
                                                                       $  23,700       $  157,100        $  (30,400)
                                                                       =========       ==========        ==========

                  The Company's net operating loss of $284,000 expires in 2022.

W W CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2004
===============================================================================

Note 12 - Income Taxes (continued)

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


Note 13 - Major Customer

                  The Company has one customer that accounted for approximately 10% of total sales for the year ended June 30, 2004. At June 30, 2004, the Company had accounts receivable balances totaling $98,375 due from this customer.


Note 14 - Fair Value of Financial Instruments

                  The Company discloses fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial statements disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider tax consequences of realization. The carrying value of cash, trade receivables, notes receivable and accounts payable and variable rate debt instruments approximate fair value. The carrying value of long-term debt approximates fair value in 2004 and 2003 due to the scheduled maturities and restrictive provisions of the debt.


Note 15 - Contingencies

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


Note 16 - Partially Self-Insured Health Insurance

                  The Company is partially self-insured for losses and liabilities related to health insurance claims. Losses are accrued based upon the Company's estimates and experience. The plan includes a $30,000 stop-loss provision per month. The self-insurance liability of $30,000 at June 30, 2004 and $72,551 at June 30, 2003 is included in current liabilities in the consolidated balance sheets.

Independent Auditors' Report
----------------------------



The Board of Directors and Stockholders
W W Capital Corporation
Fort Collins, Colorado


         We have audited the accompanying consolidated balance sheets of W W Capital Corporation as of June 30, 2004 and 2003, and the related statements of operations, stockholders' deficit and cash flows for each of the three years ended June 30, 2004 and have issued our report thereon dated September 22, 2004. Our audit also included the financial statement schedules of W W Capital Corporation listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.








                              BROCK AND COMPANY, CPAs, P.C.


Fort Collins, Colorado
September 22, 2004

W W CAPITAL CORPORATION

Schedule I - Condensed Financial Information of Registrant
Balance Sheets
=========================================================================================

June 30                                                           2004         2003
-----------------------------------------------------------------------------------------
ASSETS

Current Assets
   Cash                                                      $   47,393   $   17,378
   Deferred income tax asset                                    125,900      178,000
   Other current assets                                           4,721       28,023
                                                             ----------   ----------
         Total current assets                                   178,014      223,401
                                                             ----------   ----------



Equipment
   Net of accumulated depreciation of $141,302
      in 2004 and $128,628 in 2003                               42,993        8,637
                                                             ----------   ----------




Other Assets
   Investment in wholly owned subsidiaries                    1,116,922      656,568
   Loan acquisition costs, net of accumulated amortization
      of $11,275 in 2004 and $7,175 in 2003                      29,725       33,825
   Other assets                                                   2,312        2,312
                                                             ----------   ----------
         Total other assets                                   1,148,959      692,705
                                                             ----------   ----------


         Total assets                                        $1,369,966   $  924,743
                                                             ==========   ==========


W W CAPITAL CORPORATION

Schedule I - Condensed Financial Information of Registrant
Balance Sheets (continued)
===================================================================================================

June 30                                                                   2004           2003
---------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
      Accounts payable, subsidiaries                                 $   471,184    $   242,112
      Accrued expenses                                                    36,830          8,633
      Current portion of notes payable                                   122,000        104,000
                                                                     -----------    -----------
              Total current liabilities                                  630,014        354,745
                                                                     -----------    -----------

Long-Term Liabilities
      Long-term notes payable, net of current portion                    806,911        891,324
      Deferred income tax liability                                      102,200         20,900
                                                                     -----------    -----------
              Net long-term liabilities                                  909,111        912,224
                                                                     -----------    -----------
              Total liabilities                                        1,539,125      1,266,969
                                                                     -----------    -----------

Stockholders' Deficit
      Preferred stock, $10.00 par value, 400,000 shares authorized          --             --

      Common stock, $0.01 par value, 15,000,000 shares
         authorized, 5,553,827 shares issued in 2004 and 2003             55,538         55,538
      Capital in excess of par value                                   3,305,533      3,305,533
      Accumulated deficit                                               (651,115)      (824,182)
                                                                     -----------    -----------
                                                                       2,709,956      2,536,889
      Less 3,545,663 shares of treasury stock, at cost at
         June 30, 2004 and 2003                                       (2,879,115)    (2,879,115)
                                                                     -----------    -----------
              Net stockholders' deficit                                 (169,159)      (342,226)
                                                                     -----------    -----------

              Total liabilities and stockholders' deficit            $ 1,369,966    $   924,743
                                                                     ===========    ===========

W W CAPITAL CORPORATION

Schedule I - Condensed Financial Information of Registrant
Statements of Operations
=======================================================================================

Years ended June 30                                 2004         2003         2002
---------------------------------------------------------------------------------------
Revenues
      Management fee from subsidiaries          $ 420,000    $ 420,000    $ 396,000

Operating Expenses
      General and administrative                  509,162      475,568      444,927
                                                ---------    ---------    ---------

              Operating loss                      (89,162)     (55,568)     (48,927)

Other Income (Expense)
      Interest income                                --           --           --
      Interest expense                            (68,096)     (62,321)     (89,995)
      Other income                                  3,371           45       11,663
      Equity in earnings (loss) of subsidiary
         before income taxes                      460,354     (417,032)     207,123
                                                ---------    ---------    ---------

Earnings (Loss) Before Income Taxes               306,467     (534,876)      79,864

Income Tax Benefit (Expense)                     (133,400)     187,500      (25,400)
                                                ---------    ---------    ---------

              Net earnings (loss)               $ 173,067    $(347,376)   $  54,464
                                                =========    =========    =========


W W CAPITAL CORPORATION

Schedule I - Condensed Financial Information of Registrant
Statement of Cash Flows
===================================================================================================

Years ended June 30                                             2004         2003        2002
---------------------------------------------------------------------------------------------------
Net Cash Flows Provided (Used) by Operating Activities      $ 143,458    $  15,700    $(292,239)
                                                            ---------    ---------    ---------

Cash Flows From Investing Activities
   Purchase of equipment                                         --         (6,243)      (2,587)
                                                            ---------    ---------    ---------
         Net cash used by investing activities                   --         (6,243)      (2,587)
                                                            ---------    ---------    ---------

Cash Flows From Financing Activities
   Borrowings on notes payable                                   --         31,308      261,981
   Payments on notes payable                                 (113,443)     (47,965)        --
   Payments of loan acquisition costs                            --           --        (41,000)
                                                            ---------    ---------    ---------
         Net cash provided (used) by financing activities    (113,443)     (16,657)     220,981
                                                            ---------    ---------    ---------

Net Increase (Decrease) in Cash                                30,015       (7,200)     (73,845)

Cash, Beginning of Year                                        17,378       24,578       98,423
                                                            ---------    ---------    ---------

Cash, End of Year                                           $  47,393    $  17,378    $  24,578
                                                            =========    =========    =========
Supplemental Disclosure of Cash Flow Information
   Cash paid during the year for interest                   $  69,491    $  94,129    $  75,216
                                                            =========    =========    =========


W W CAPITAL CORPORATION

Schedule I - Condensed Financial Information of Registrant
Notes
June 30, 2004
================================================================================


Note 1 - Related Party Transactions

                  The following amounts related to wholly owned subsidiaries of the Company were eliminated in the consolidated financial statements of the Company but are reflected in this condensed financial statement of registrant at June 30:

                                                                                2004         2003           2002
                                                                           ------------   -----------   ------------
                  Amounts receivable (payable):
                      W-W Manufacturing Co. Inc.                             $(471,184)    $(242,111)     $ (69,561)
                                                                             =========     =========      =========

                  Management fee income from operations:
                      W-W Manufacturing Co. Inc.                             $ 420,000     $ 420,000       $396,000
                                                                             =========     =========       ========

                  Equity (loss) from subsidiary operations:
                      W-W Manufacturing Co. Inc.                             $ 460,354     $(417,032)      $207,123
                                                                             =========     =========       ========

W W CAPITAL CORPORATION

Schedule II - Valuation and Qualifying Accounts
Year ended June 30, 2004
================================================================================

                                                              Additions
                                                        -----------------------
                                         Balance at     Charged to    Charged                       Balance
                                         Beginning      Costs and     to Other                      at End of
          Description                    of Period      Expenses      Accounts        Deductions    Period
          -----------                    ---------      --------      --------        ----------    ------
June 30, 2004
   Allowance for doubtful accounts:
       Accounts receivable               $290,000      $153,871      $      --        $280,871      $163,000

June 30, 2003
   Allowance for doubtful accounts:
       Accounts receivable               $275,000      $ 57,880      $      --        $ 42,880      $290,000

June 30, 2002
   Allowance for doubtful accounts:
       Accounts receivable               $ 35,000      $306,328      $      --        $ 66,328      $275,000


Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
-------           -----------------------------------------------------------

None


Item 9A.          Controls and Procedures.
--------          ------------------------

The Company's management, including the Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based such evaluation, the CFO has concluded that, as of June 30, 2004, the Company's disclosure controls and procedures are effective in ensuring that material information relating to the Company (including its consolidated subsidiaries), which is required to be included in the Company's periodic filings under the Exchange Act, has been made known to them in a timely manner.

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


Item 9B.          Other Information.
--------          ------------------

Not Applicable

                                    PART III


Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file our Definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of June 30, 2004, and certain information to be included in the Definitive Proxy Statement is incorporated herein by reference.

Item 10.          Directors and Executive Officers of the Registrant.
--------          ---------------------------------------------------

The information required by Item 10 as to directors, executive officers and
Section 16 reporting compliance is incorporated by reference from our Definitive Proxy Statement.

Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees on October 7, 2004. You may request a free copy of our Code of Business Conduct and Ethics from:

                      W W Capital Corporation
                      Attn:  Chief Financial Officer
                      3500 JFK Parkway, Suite 202
                      Ft. Collins, Colorado 80525
                      (970) 207-1100

To date, there have been no waivers under our Code of Business Conduct and Ethics. We intend to disclose any amendments to our Code of Business Conduct and Ethics and any waiver from a provision of our Code of Business Conduct and Ethics granted on a Form 8-K filed with the SEC within five business days following such amendment or waiver.

Item 11.          Executive Compensation.
--------          -----------------------

The information required by Item 11 as to executive compensation is incorporated by reference from our Definitive Proxy Statement.

Item 12.          Security Ownership of Certain Beneficial Owners and Management
                  and Related Stockholders Matters.
--------          --------------------------------------------------------------

The information required by Item 12 as to the security ownership of certain beneficial owners and management and related stockholders matters is incorporated by reference from our Definitive Proxy Statement.

Item 13.          Certain Relationships and Related Transactions.
--------          -----------------------------------------------

The information required by Item 13 as to certain relationships and related transactions is incorporated by reference from our Definitive Proxy Statement.

Item 14.          Principal Accountant.
--------          ---------------------

The information required by Item 14 as to principal accountant fees and services is incorporated by reference from our Definitive Proxy Statement.

                                     PART IV

Item 15.       Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K
--------       -------------------------------------------------------

 (a) (1)       List of Financial Statements Filed as a Part of This Report
               -----------------------------------------------------------

Consolidated Balance Sheets as of June 30, 2004 and June 30, 2003.

Consolidated Statements of Operations for the years ended June 30, 2004, 2003, and 2002.

Consolidated Statements of Stockholders' Deficit for the years ended June 30, 2004, 2003, and 2002.

Consolidated Statements of Cash Flows for the years ended June 30, 2004, 2003, and 2002.

 (a) (2)       List of Financial Statement Schedules Filed as a Part of
               This Report
               --------------------------------------------------------

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

10.2 1992 Non-Qualified Stock Option Plan (filed as Exhibit 10.13 of Form 10-K for the fiscal year ended June 30, 1993 and is hereby incorporated by reference).

10.3 Lease agreement dated January 26, 2000 with an effective date at time of occupancy, between W-W Manufacturing Co. Inc. (wholly owned subsidiary of the Company) and Thomas Economic Development Authority (filed as Exhibit 10.21 to the Company's Form 10-K for the fiscal year ended June 30, 2000 and is hereby incorporated by reference).

10.4 Stock Transfer and Exchange Agreement between the Registrant, Titan Industries, Inc. and others (filed as Appendix I to the Registrant's definitive Proxy Statement filed in conjunction with the Registrant's Annual Meeting of Shareholders held January 5,
               2001).

10.5 Loan Agreement dated January 5, 2001 between the Registrant and West-OK Investment, LLC (filed as Appendix I to the Registrant's definitive Proxy Statement filed in conjunction with the Registrant's Annual Meeting of Shareholders held January 5,
               2001).

10.6 Promissory Note dated September 20, 2001 given by the Registrant to West-OK Investment, LLC (filed as Appendix I to the Registrant's definitive Proxy Statement filed in conjunction with the Registrant's Annual Meeting of Shareholders held January 5,
               2001).

14.1 Code of Business Conduct and Ethics adopted as of October 7, 2004, filed herewith.

21.0           Subsidiaries of the Registrant filed herewith.

31.1           Certification of principal executive officer as required by
               Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2           Certification of principal financial officer as required by
               Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1 Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2 Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

Item 15 (b)
-----------

No reports on Form 8-K were filed during the fourth quarter of the fiscal year covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   W W CAPITAL CORPORATION
                                                         (Registrant)

         Dated:  October 13, 2004    By:   /s/ Harold Gleason
                                           -------------------------------------
                                           Harold Gleason, acting President, CEO
                                           and Chairman


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Dated:  October 13, 2004    By:   /s/ Harold Gleason
                                           -------------------------------------
                                           Harold Gleason, acting President, CEO
                                           and Chairman

         Dated:  October 13, 2004    By:   /s/ L.M. "Mick" McCarty
                                           ------------------------------------
                                           L.M. "Mick" McCarty, Secretary,
                                           Treasurer and Director

         Dated:  October 13, 2004    By:   /s/ Millard T. Webster
                                           ------------------------------------
                                           Millard T. Webster, Director

         Dated:  October 13, 2004    By:   /s/ A. Randall Kourt
                                           ------------------------------------
                                           A. Randall Kourt, Director

         Dated:  October 13, 2004    By:   /s/ Tim Frymire
                                           ------------------------------------
                                           Tim Frymire, Director

         Dated:  October 13, 2004    By:   /s/ Michael S. Dick
                                           ------------------------------------
                                           Michael S. Dick, Chief Financial
                                           Officer

                                                                    Exhibit 14.1
                                                                    ------------

                       CODE OF BUSINESS CONDUCT AND ETHICS
                     (AS APPROVED BY THE BOARD OF DIRECTORS)


THIS CODE APPLIES TO EVERY DIRECTOR, OFFICER (INCLUDING THE CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER AND CHIEF ACCOUNTING OFFICER), AND EMPLOYEE & CERTAIN OUTSIDE ADVISORS & CONSULTANTS OF W-W CAPITAL CORPORATION (THE "COMPANY").

To further the Company's fundamental principles of honesty, loyalty, fairness and forthrightness, the Board of Directors of the Company (the "BOARD:") has established and adopted this Code of Business Conduct and Ethics (this "CODE").

This Code strives to deter wrongdoing and promote the following six objectives:

o    Honest and ethical conduct;
o    Avoidance of conflicts of interest;
o Full, fair, accurate, timely and transparent disclosure; o Prompt internal reporting of Code violations; o Accountability for compliance with the Code; and
o Compliance with applicable government and self-regulatory organization laws, rules and regulations.

Below, we discuss situations that require application of our fundamental principles and promotion of our objectives. If you believe there is a conflict between this Code and a specific procedure, please consult the Company's Board of Directors for guidance.

Each of our directors, officers and employees & outside consultants/advisors is expected to:

o understand the requirements of your position, including Company expectations and governmental rules and regulation that apply to your position;
o    comply with this Code and all applicable laws, rules and regulations;
o    report any violation of this Code of which you become aware; and
o    be accountable for complying with this Code.

TABLE OF CONTENTS                                                         PAGE
======================================================================== ======

------------------------------------------------------------------------ ------
ETHICS ADMINISTRATOR                                                       3
------------------------------------------------------------------------ ------
ACCOUNTING POLICIES                                                        3
------------------------------------------------------------------------ ------
AMENDMENTS AND MODIFICATIONS OF THIS CODE                                  3
------------------------------------------------------------------------ ------
COMPLIANCE WITH LAWS, RULES AND REGULATIONS                                3
------------------------------------------------------------------------ ------
CONFIDENTIAL INFORMATION BELONGING TO OTHERS                               4
------------------------------------------------------------------------ ------
CONFIDENTIAL AND PROPRIETARY INFORMATION                                   4
------------------------------------------------------------------------ ------
CONFLICTS OF INTEREST                                                      5
------------------------------------------------------------------------ ------
CORPORATE OPPORTUNITIES AND USE AND PROTECTION OF COMPANY ASSETS           6
------------------------------------------------------------------------ ------
DISCIPLINE FOR NONCOMPLIANCE WITH THIS CODE                                6
------------------------------------------------------------------------ ------
DISCLOSURE POLICIES AND CONTROLS                                           7
------------------------------------------------------------------------ ------
FILING OF GOVERNMENT REPORTS                                               7
------------------------------------------------------------------------ ------
INSIDER TRADING OR TIPPING                                                 7
------------------------------------------------------------------------ ------
INVESTOR RELATIONS AND PUBLIC AFFAIRS                                      8
------------------------------------------------------------------------ ------
RECORD RETENTION                                                           9
------------------------------------------------------------------------ ------
REPORTING VIOLATIONS OF THIS CODE                                          9
------------------------------------------------------------------------ ------
WAIVERS                                                                    9
------------------------------------------------------------------------ ------
CONCLUSION                                                                 9
------------------------------------------------------------------------ ------

ETHICS ADMINISTRATOR

All matters concerning this Code shall be heard by the Board of Directors.

ACCOUNTING POLICIES

The Company will make and keep books, records and accounts, which in reasonable detail accurately and fairly present the Company's transactions.

All directors, officers, employees and other persons are prohibited from directly or indirectly falsifying or causing to be false or misleading any financial or accounting book, record or account. You and others are expressly prohibited from directly or indirectly manipulating an audit, and from destroying or tampering with any record, document or tangible object with the intent to obstruct a pending or contemplated audit, review or federal investigation. The commission of, or participation in, one of these prohibited activities or other illegal conduct will subject you to federal penalties, as well as to punishment, up to and including termination of employment.

No director, officer or employee of the Company may directly or indirectly make or cause to be made a materially false or misleading statement, or omit to state, or cause another person to omit to state, any material fact necessary to make statements made not misleading, in connection with the audit of financial statements by independent accountants, the preparation of any required reports whether by independent or internal accountants, or any other work which involves or relates to the filing of a document with the Securities and Exchange Commission ("SEC").

AMENDMENTS AND MODIFICATIONS OF THIS CODE

There shall be no amendment or modification to this Code except upon approval by the Board of Directors.

In case of any amendment or modification of this Code that applies to an officer or director of the Company, the amendment or modification shall be provided to officers and directors within two days of the board vote or shall be otherwise disclosed as required by applicable law or the rules of any stock exchange or market on which the Company's securities are listed for trading.

COMPLIANCE WITH LAWS, RULES AND REGULATIONS

The Company's goal and intention is to comply with the laws, rules and regulations by which we are governed. In fact, we strive to comply not only with requirements of the law but also with recognized compliance practices. All illegal activities or illegal conduct are prohibited whether or not they are specifically set forth in this Code.

Where law does not govern a situation or where the law is unclear or conflicting, you should discuss the situation with our CEO or the chairman of the Board of Directors, who may then direct you to our legal counsel. Business should always be conducted in a fair and forthright manner. Directors, officers and employees are expected to act according to high ethical standards.

CONFIDENTIAL INFORMATION BELONGING TO OTHERS

You must respect the confidentiality of information, including, but not limited to, trade secrets and other information given in confidence by others, including but not limited to partners, suppliers, contractors, competitors or customers, just as we protect our own confidential information. However, certain restrictions about the information of others may place an unfair burden on the Company's future business. For that reason, directors, officers and employees should coordinate with the CEO to ensure appropriate agreements are in place prior to receiving any confidential third-party information. In addition, any confidential information that you may possess from an outside source, such as a previous employer, must not, so long as such information remains confidential, be disclosed to or used by the Company. Unsolicited confidential information submitted to the Company should be refused, returned to the sender where possible and deleted, if received via the Internet.

CONFIDENTIAL AND PROPRIETARY INFORMATION

It is the Company's policy to ensure that all operations, activities and business affairs of the Company and our business associates are kept confidential to the greatest extent possible. Confidential information includes all non-public information that might be of use to competitors, or that might be harmful to the Company or its customers if disclosed. Confidential and proprietary information about the Company or its business associates belongs to the Company, must be treated with strictest confidence and is not to be disclosed or discussed with others.

Unless otherwise agreed to in writing, confidential and proprietary information includes any and all methods, inventions, improvements or discoveries, whether or not patentable or copyrightable, and any other information of a similar nature disclosed to the directors, officers or employees of the Company or otherwise made known to the Company as a consequence of or through employment or association with the Company (including information originated by the director, officer or employee). This can include, but is not limited to, information regarding the Company's business, products, processes, and services. It also can include information relating to research, development, inventions, trade secrets, intellectual property of any type or description, data, business plans, marketing strategies, engineering, contract negotiations and business methods or practices.

The following are examples of information that is not considered confidential:

o information that is in the public domain to the extent it is readily available;
o information that becomes generally known to the public other than by disclosure by the Company or a director, officer or employee; or
o information you receive from a party that is under no legal obligation of confidentiality with the Company with respect to such information.

We have exclusive property rights to all confidential and proprietary information regarding the Company or our business associates. The unauthorized disclosure of this information could destroy its value to the Company and give others an unfair advantage. You are responsible for safeguarding Company information and complying with established security controls and procedures. All documents, records, notebooks, notes, memoranda and similar repositories of information containing information of a secret, proprietary, confidential or generally undisclosed nature relating to the Company or our operations and activities made or compiled by the director, officer or employee or made available to you prior to or during the term of your association with the Company, including any copies thereof, unless otherwise agreed to in writing, belong to the Company and shall be held by you in trust solely for the benefit of the Company, and shall be delivered to the Company by you on the termination of your association with us or at any other time we request.

CONFLICTS OF INTEREST

Conflicts of interest can arise in virtually every area of our operations. A "conflict of interest" exists whenever an individual's private interests interfere or conflict in any way (or even appear to interfere or conflict) with the interests of the Company. We must strive to avoid conflicts of interest. We must each make decisions solely in the best interest of the Company. Any business, financial or other relationship with suppliers, customers or competitors that might impair or appear to impair the exercise of our judgment solely for the benefit of the Company is prohibited.

Here are some examples of conflicts of interest:

o FAMILY MEMBERS--Actions of family members may create a conflict of interest. For example, gifts to family members by a supplier of the Company are considered gifts to you and must be reported. Doing business for the Company with organizations where your family members are employed or that are partially or fully owned by your family members or close friends may create a conflict or the appearance of a conflict of interest. For purposes of this Code "family members" includes any child, stepchild, grandchild, parent, stepparent, grandparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law, and adoptive relationships.

o OUTSIDE EMPLOYMENT--Officers and employees may not participate in outside employment, self-employment, or serve as officers, directors, partners or consultants for outside organizations, if such activity:

        o      reduces work efficiency;

        o interferes with your ability to act conscientiously in our best interest; or

        o requires you to utilize our proprietary or confidential procedures, plans or techniques.

You must inform your supervisor or the CEO of any outside employment, including the employer's name and expected work hours.

You should report any actual or potential conflict of interest involving yourself or others of which you become aware to your supervisor or our CEO. Officers and directors should report any actual or potential conflict of interest involving yourself or others of which you become aware to the chairman of the Board of Directors.

CORPORATE OPPORTUNITIES AND USE AND PROTECTION OF COMPANY ASSETS

You are prohibited from:

        o taking for yourself, personally, opportunities that are discovered through the use of Company property, information or position;

        o using Company property, information or position for personal gain; or

        o      competing with the Company.

You have a duty to the Company to advance its legitimate interests when the opportunity to do so arises.

You are personally responsible and accountable for the proper expenditure of Company funds, including money spent for travel expenses or for customer entertainment. You are also responsible for the proper use of property over which you have control, including both Company property and funds and property that customers or others have entrusted to your custody. Company assets must be used only for proper purposes.

Company property should not be misused. Company property may not be sold, loaned or given away regardless of condition or value, without proper authorization. Each director, officer and employee should protect our assets and ensure their efficient use. Theft, carelessness and waste have a direct impact on the Company's profitability. Company assets should be used only for legitimate business purposes.

DISCIPLINE FOR NONCOMPLIANCE WITH THIS CODE

Disciplinary actions for violations of this Code can include oral or written reprimands, suspension or termination of employment or a potential civil lawsuit against you. The violation of laws, rules or regulations, which can subject the Company to fines and other penalties, and may result in your criminal prosecution.

DISCLOSURE POLICIES AND CONTROLS

The continuing excellence of the Company's reputation depends upon our full and complete disclosure of important information about the Company that is used in the securities marketplace. Our financial and non-financial disclosures and filings with the SEC must be transparent, accurate and timely. Proper reporting of reliable, truthful and accurate information is a complex process involving cooperation between many departments and disciplines. We must all work together to insure that reliable, truthful and accurate information is disclosed to the public.

The Company must disclose to the SEC, current security holders and the investing public information that is required, and any additional information that may be necessary to ensure the required disclosures are not misleading or inaccurate. The Company requires you to participate in the disclosure process, which is overseen by our CEO and principal accounting officer. The disclosure process is designed to record, process, summarize and report material information as required by all applicable laws, rules and regulations. Participation in the disclosure process is a requirement of a public company, and full cooperation and participation by our CEO, principal accounting officer and, upon request, other employees in the disclosure process, is a requirement of this Code.

Officers and employees must fully comply with their disclosure responsibilities in an accurate and timely manner or be subject to discipline of up to and including termination of employment.

FILING OF GOVERNMENT REPORTS

Any reports or information provided, on our behalf, to federal, state, local or foreign governments should be true, complete and accurate. Any omission, misstatement or lack of attention to detail could result in a violation of the reporting laws, rules and regulations.

INSIDER TRADING OR TIPPING

Directors, officers and employees who are aware of material, non-public information from or about the Company (an "INSIDER"), are not permitted, directly or through family members or other persons or entities, to:

        o buy or sell securities (or derivatives relating to such securities) of the Company, or

        o pass on, tip or disclose material, nonpublic information to others outside the Company including family and friends.

Such buying, selling or trading of securities may be punished by discipline of up to and including termination of employment; civil actions, resulting in penalties of up to three times the amount of profit gained or loss avoided by the inside trade or stock tip, or criminal actions, resulting in fines and jail time.

Examples of information that may be considered material, non-public information in some circumstances are:

        o undisclosed annual, quarterly or monthly financial results, a change in earnings or earnings projections, or unexpected or unusual gains or losses in major operations;

        o undisclosed negotiations and agreements regarding mergers, concessions, joint ventures, acquisitions, divestitures, business combinations or tender offers; undisclosed major management changes;

        o a substantial contract award or termination that has not been publicly disclosed; a major lawsuit or claim that has not been publicly disclosed;

        o the gain or loss of a significant customer or supplier that has not been publicly disclosed; an undisclosed filing of a bankruptcy petition by the Company;

        o information that is considered confidential; and any other undisclosed information that could affect our stock price.

The same policy also applies to securities issued by another company if you have acquired material, nonpublic information relating to such company in the course of your employment or affiliation with the Company.

When material information has been publicly disclosed, each insider must continue to refrain from buying or selling the securities in question until the third business day after the information has been publicly released to allow the markets time to absorb the information.

INVESTOR RELATIONS AND PUBLIC AFFAIRS

It is very important that the information disseminated about the Company be both accurate and consistent. For this reason, all matters relating to the Company's internal and external communications are handled by our CEO. Our CEO is solely responsible for public communications with shareholders, analysts and other interested members of the financial community. Our CEO is also solely responsible for our marketing and advertising activities and communication with employees, the media, local communities and government officials. Our CEO serves as the Company's spokesperson in both routine and crisis situations.

We will not allow retaliation against an employee for reporting a possible violation of this Code in good faith. Retaliation for reporting a federal offense is illegal under federal law and prohibited under this Code. Retaliation for reporting any violation of a law, rule or regulation or a provision of this Code is prohibited. Retaliation will result in discipline, up to and including termination of employment, and may also result in criminal prosecution. However, if a reporting individual was involved in improper activity the individual may be appropriately disciplined even if he or she was the one who disclosed the matter to the Company. In these circumstances, we may consider the conduct of the reporting individual in reporting the information as a mitigating factor in any disciplinary decision.

RECORD RETENTION

The alteration, destruction or falsification of corporate documents or records may constitute a criminal act. Destroying or altering documents with the intent to obstruct a pending or anticipated official government proceeding is a criminal act and could result in large fines and a prison sentence of up to 20 years. Document destruction or falsification in other contexts can result in a violation of the federal securities laws or the obstruction of justice laws.

REPORTING VIOLATIONS OF THIS CODE

You should be alert and sensitive to situations that could result in actions that might violate federal, state, or local laws or the standards of conduct set forth in this Code. If you believe your own conduct or that of a fellow employee may have violated any such laws or this Code, you have an obligation to report the matter.

Generally, you should raise such matters with our CEO who may, if a law, rule or regulation is in question, then refer you to our legal counsel. The most important point is that possible violations should be reported and we support all means of reporting them.

Directors and officers should report any potential violations of this Code to the chairman of the Board of Directors or to our legal counsel.

WAIVERS

There shall be no waiver of any part of this Code for any director or officer except by a vote of the Board of Directors. In case a waiver of this Code is granted to a director or officer, the notice of such waiver shall be disclosed as required by applicable law or the rules of any stock exchange or market on which the Company's securities are listed for trading.

CONCLUSION

This Code is an attempt to point all of us at the Company in the right direction, but no document can achieve the level of principled compliance that we are seeking. In reality, each of us must strive every day to maintain our awareness of these issues and to comply with the Code's principles to the best of our abilities. Before we take an action, we must always ask ourselves:

        o      Does it feel right?

        o      Is this action ethical in every way?

        o      Is this action in compliance with the law?

        o      Could my action create an appearance of impropriety?

        o Am I trying to fool anyone, including myself, about the propriety of this action?

If an action would elicit the wrong answer to any of these questions, do not take it. We cannot expect perfection, but we do expect good faith. If you act in bad faith or fail to report illegal or unethical behavior, then you will be subject to disciplinary procedures. We hope that you agree that the best course of action is to be honest, forthright and loyal at all times.

                                  Exhibit 21.0

                         SUBSIDIARIES OF THE REGISTRANT

W-W Manufacturing Co., Inc.
         Incorporated in the state of Kansas

                                  EXHIBIT 31-1

 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AS REQUIRED BY SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Harold Gleason, Chairman, acting President and Chief Executive Officer of W W Capital Corporation, certify that:

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

        4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

                a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of this annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


         Dated:  October 13, 2004      By: /s/ Harold Gleason
                                           -----------------------
                                           Harold Gleason, Chairman, acting
                                           President and Chief Executive Officer

                                  EXHIBIT 31-2

 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER AS REQUIRED BY SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Michael S. Dick, Chief Financial Officer of W W Capital Corporation, certify that:

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

        4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

                a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of this annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


      Dated:  October 13, 2004          By:  /s/ Michael S. Dick
                                        ---------------------------------------
                                        Michael S. Dick, Chief Executive Officer

                                  EXHIBIT 32-1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of W W Capital Corporation (the "Company") for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harold Gleason, Chairman, acting President and Chief Executive Officer of the Company, certify, based on my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


         Dated:  October 13, 2004      By: /s/ Harold Gleason
                                           -----------------------------------
                                           Harold Gleason, Chairman, acting
                                           President and Chief Executive Officer

                                  EXHIBIT 32-2

 CERTIFICATION OF OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION
   1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of W W Capital Corporation (the "Company") for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael S. Dick, Chief Financial Officer of the Company, certify, based on my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


       Dated:  October 13, 2004    By: /s/ Michael S. Dick
                                       ----------------------------------------
                                       Michael S. Dick, Chief Financial Officer