Form 10-Q
period 2004-09-30
W W CAPITAL CORP
filed 2004-11-15
CIK 831253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 2004
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from __________ to __________

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

                 235 Welch Street, Unit A-4, Berthoud, CO 80513
          (Address of principal executive offices, including zip code)

                                 (970) 532-2506
              (Registrant's telephone number, including area code)

                   3500 JFK Parkway, Suite 202, Fort Collins, CO 80525 (Former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing
requirements for the past 90 days.        Yes _X_    No ___

Indicate the number of shares outstanding of each of the Registrant's common stock, as of the latest practicable date.

   Title of Each Class                            Number of Shares Outstanding
   -------------------                               at November 13, 2004
     Common stock                                 ----------------------------
   $ 0.01 Par Value                                       2,010,614

Transitional Small Business Disclosure Format (Check one): Yes ___  No _X_

                             W-W CAPITAL CORPORATION

                                      Index

PART I        FINANCIAL INFORMATION                              PAGE NO.
------        ---------------------                              --------

Item 1        Financial Statements
------        --------------------


              Balance Sheets
                September 30, 2004 and June 30, 2004                 1

              Statements of Income
                Three Months Ended
                September 30, 2004 and 2003                          3

              Statements of Cash Flows
                Three Months Ended
                September 30, 2004 and 2003                          4

              Notes to Financial Statements                          6

Item 2        Management's Discussion and Analysis
------          or Plan of Operations                                8

Item 3        Controls and Procedures                               11
------



PART II       OTHER INFORMATION
-------       -----------------

Item 1        LEGAL PROCEEDINGS                                     12
------
Item 2        CHANGES IN SECURITIES AND SMALL                       12
------          BUSINESS ISSUER PURCHASES OF
                EQUITY SECURITIES

Item 3        DEFAULTS UPON SENIOR SECURITIES                       12
------
Item 4        SUBMISSION OF MATTERS TO A VOTE OF
------          SECURITY HOLDERS                                    12

Item 5        OTHER INFORMATION                                     12
------
Item 6        EXHIBITS AND REPORTS ON FORM 8-K                      12
------


              SIGNATURES                                            13

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                             W-W CAPITAL CORPORATION
                             -----------------------

                                 Balance Sheets

                                                     September 30,     June 30,
                                                         2004            2004
                                                         ----            ----
                                                      (Unaudited)
Assets
------
Current assets:
     Cash                                            $   117,084    $   139,109
                                                     -----------    -----------
     Accounts receivable, trade                        1,704,989      1,760,071
     Less allowance for doubtful accounts               (163,000)      (163,000)
                                                     -----------    -----------

         Net accounts receivable, trade                1,541,989      1,597,071
                                                     -----------    -----------
     Accounts receivable, other                          113,131        112,557
     Inventories:
         Raw materials                                   537,815        526,717
         Work-in-process                                 435,169        508,489
         Finished goods                                  826,760        842,924
                                                     -----------    -----------
              Total inventories                        1,799,744      1,878,130
                                                     -----------    -----------
     Prepaid expenses                                     78,973         21,602
     Current portion of notes receivable, related
         parties                                             717            717
     Current portion of net investment in sales-
         type lease                                        6,810         20,588
      Deferred income tax asset                          130,800        125,900
                                                     -----------    -----------
         Total current assets                          3,789,248      3,895,674
                                                     -----------    -----------

Property and equipment, at cost:                       4,862,218      4,808,951
     Less accumulated depreciation
         and amortization                             (2,578,462)    (2,251,422)
                                                     -----------    -----------
         Net property and equipment                    2,283,756      2,290,529
                                                     -----------    -----------

Other Assets:
     Long-term notes receivable related parties,
         net of current portion                           19,095         19,095
     Net investment in sales-type lease, net of
         current portion                                    --            6,810
     Loan acquisition costs, net of accumulated
         amortization of $12,300 at September
         30, 2004 and $11,275 at June 30, 2004            28,700         29,725
     Other assets                                          4,720         28,416
                                                     -----------    -----------
         Total other assets                               52,515         84,046
                                                     -----------    -----------

     TOTAL ASSETS                                    $ 6,125,519    $ 6,270,249
                                                     ===========    ===========

               The accompanying Notes are an integral part of the
                       consolidated financial statements

                             W-W CAPITAL CORPORATION
                             -----------------------

                            Balance Sheets, Continued

                                                         September 30,     June 30,
                                                             2004            2004
                                                             ----            ----
                                                         (Unaudited)
Liabilities
-----------
Current Liabilities:
     Accounts payable                                    $ 1,501,337    $ 1,676,102
     Line of credit                                        1,491,000      1,353,000
     Accrued payroll and related taxes                       229,949        236,656
     Accrued property taxes                                   21,960         14,520
     Accrued interest payable                                 11,956         10,256
     Other current liabilities                                65,621         95,682
     Current portion of long-term notes payable              383,000        427,000
     Current portion of capital lease obligations             74,000         75,000
                                                         -----------    -----------
         Total current liabilities                         3,778,823      3,888,216
                                                         -----------    -----------

Other Liabilities:
     Long-term notes payable, net of current portion       1,313,014      1,358,052
     Long-term capital lease obligations, net
         of current portion                                1,073,584      1,090,940
     Deferred income tax liability                           110,500        102,200
                                                         -----------    -----------
         Total other liabilities                           2,497,098      2,551,192
                                                         -----------    -----------

         TOTAL LIABILITIES                                 6,275,921      6,439,408
                                                         -----------    -----------

Stockholders' Deficit
---------------------
     Preferred stock: $10.00 par value, 400,000
         shares authorized                                       --            --
     Common stock, $0.01 par value, 15,000,000
         shares authorized; 5,553,827 shares issued
         at September 30, 2004 and June 30, 2004              55,538         55,538
     Capital in excess of par value                        3,305,533      3,305,533
     Accumulated deficit                                    (632,358)      (651,115)
                                                         -----------    -----------
                                                           2,728,713      2,709,956
     Less 3,543,213 shares of treasury stock, at cost     (2,879,115)    (2,879,115)
                                                         -----------    -----------

         NET STOCKHOLDERS' DEFICIT                          (150,402)      (169,159)
                                                         -----------    -----------

         TOTAL LIABILITIES AND
         STOCKHOLDERS' DEFICIT                           $ 6,125,519    $ 6,270,249
                                                         ===========    ===========

               The accompanying Notes are an integral part of the
                       consolidated financial statements

                             W-W CAPITAL CORPORATION
                             -----------------------

                              Statements of Income
                                   (Unaudited)

                                                           Three Months Ended
                                                              September 30,
                                                              -------------

                                                        2004             2003
                                                        ----             ----
Net sales                                          $ 3,217,404      $ 3,089,972
Cost of goods sold                                   2,528,379        2,388,868
                                                   -----------      -----------
      Gross profit                                     689,025          701,104
                                                   -----------      -----------

Operating expenses:
      Selling expenses                                 289,406          281,389
      General and administrative expenses              299,111          335,685
                                                   -----------      -----------
           Total operating expenses                    588,517          617,074
                                                   -----------      -----------

           Operating earnings                          100,508           84,030
                                                   -----------      -----------

Other income (expenses):
      Interest income                                    3,918           10,183
      Interest expense                                 (83,926)         (89,486)
      Gain on sale of assets                              --              3,400
      Other income (expense), net                        1,657            1,584
                                                   -----------      -----------
           Total other income (expense)                (78,351)         (74,319)
                                                   -----------      -----------

Earnings before income taxes                            22,157            9,711

Income tax expense                                      (3,400)          (4,000)
                                                   -----------      -----------

Net earnings                                       $    18,757      $     5,711
                                                   ===========      ===========


Earnings per common share:
      Basic
           Net earnings                            $       .01      $       .00
           Weighted average number of
                  common shares                      2,010,614        2,010,614

      Diluted
           Net earnings                            $       .01      $       .00
           Weighted average number of
                  common shares                      2,010,614        2,010,614

               The accompanying Notes are an integral part of the
                       consolidated financial statements

                             W-W CAPITAL CORPORATION
                             -----------------------

                            Statements of Cash Flows
                                   (Unaudited)

                                                             Three Months Ended
                                                                September 30,
                                                                -------------

                                                              2004         2003
                                                              ----         ----
Cash flows from operating activities:
     Net earnings                                         $  18,757    $   5,711
     Adjustments to reconcile net earnings to net cash
         provided by operating activities:
         Depreciation and amortization                       61,065       62,271
         Gain on sale of property and equipment                --         (3,400)
         Provision for loss on accounts receivable             --          3,322

     Change in assets and liabilities:
         Accounts receivable                                 75,670     (259,212)
         Inventories                                         78,386     (147,883)
         Other current and non-current assets               (39,149)     (30,437)
         Accounts payable                                  (174,765)     424,383
         Accrued expenses and other current liabilities     (19,328)      27,432
                                                          ---------    ---------
              Net cash provided by operating
                  activities                                    636       82,187
                                                          ---------    ---------


Cash flows from investing activities:
     Purchases of property and equipment                     (3,465)      (2,831)
     Proceeds from stockholders' notes receivable              --          1,261
     Proceeds from sale of property and equipment              --         16,900
                                                          ---------    ---------

              Net cash provided (used) by investing
                  activities                              $  (3,465)   $  15,330
                                                          ---------    ---------


                          (Continued on following page)

                             W-W CAPITAL CORPORATION
                             -----------------------

                       Statements of Cash Flows, Continued
                                   (Unaudited)

                                                           Three Months Ended
                                                               September 30,
                                                               -------------

                                                             2004         2003
                                                             ----         ----
Cash flows from financing activities:
     Net short term borrowings (repayments)              $ 138,183    $  48,639
     Payments on notes payable, financial
         institutions and government entities             (139,023)    (124,638)
     Payment on capital leases                             (18,356)     (21,249)
                                                         ---------    ---------
         Net cash used by financing activities             (19,196)     (97,248)
                                                         ---------    ---------

     Net increase (decrease) in cash                       (22,025)         269

     Cash at beginning of period                           139,109      127,479
                                                         ---------    ---------

     Cash at end of period                               $ 117,084    $ 127,748
                                                         =========    =========

Supplemental Information:

     Cash paid during the period for interest            $  82,227    $  92,827

     Installment loans to acquire property
         and equipment                                   $  49,802    $  75,479

     Cash paid during the period for income taxes        $     800    $     920



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

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles for full-year financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to W-W Capital Corporation's financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2004. In the opinion of management, all adjustments (consisting of normal recurring accrual basis adjustments) considered necessary for a fair presentation have been reflected in the accompanying financial statements. Operating results for the three-month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ended June 30, 2005.

       The Company has incurred operating losses two out of the past four fiscal years, has a weak working capital surplus of $10,425 and has an accumulated deficit of $150,402 as of September 30, 2004. The report of independent auditors on the Company's June 30, 2004 audited financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that it has developed a viable plan to address these issues and that its plan will enable the Company to continue as a going concern for the next 12 months. This plan includes the realization of revenues from the commercialization of new products and the reduction of certain operating expenses. Although the Company believes that its plan will be realized, there is no assurance that these events will occur. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

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

NOTE 3 - RELATED PARTY TRANSACTION
----------------------------------

         On June 30, 1989, W-W Land & Cattle, a partnership owned by Millard T. Webster, a director of the Company, Mickey J. Winfrey, a former officer of the Company and Terry L. Webster, a brother of Mr. Millard T. Webster and Ms. Winfrey, executed a promissory note for the amount of $96,424 in favor of the Company's subsidiary, W-W Manufacturing Co., Inc. Interest was payable annually at 9% per annum and the principal was due on demand. On June 30, 1993, Ms. Winfrey satisfied her obligations under this note by paying to the Company the amount of $11,361. As of September 30, 2004, $30,425 remained payable under this note by Millard T. Webster and Terry L. Webster.

         A summary of the related party transactions that affect the Company's statements of income for the three months ended September 30, 2004 and 2003 respectively, is as follows:

                                             Three Months Ended
                                                September 30,
                                                -------------
Transactions with
Related parties                             2004            2003
---------------                             ----            ----

Interest income                           $  --           $ 1,261

ITEM 2.  Management's Discussion and Analysis or Plan of Operations
-------------------------------------------------------------------

         The Company is a manufacturer of livestock equipment, including a full line of cattle and equine handling and confinement equipment used by farmers, ranchers, rodeos and universities. The Company's activities are performed through three units: W-W Manufacturing located in Thomas, Oklahoma, W-W Livingston located in Livingston, Tennessee, and W-W Paul Scales located in Duncan, Oklahoma.

Forward-Looking Statements
--------------------------

         In addition to historical information, this Quarterly Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic conditions, factors discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and other factors, some of which will be outside the control of management. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should refer to and carefully review the information described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004, along with future documents the Company files with the Securities and Exchange Commission.

Critical Accounting Policies and Estimates
------------------------------------------

         The Company's significant accounting policies are described in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) to the Annual Report on Form 10-K for the year ended June 30, 2004. The accounting policies used in preparing the interim financial statements included in this report are the same as those described in the Company's Annual Report. Readers are strongly encouraged to review the Company's significant accounting policies in connection with their review of this report.

Analysis of Results of Operations
---------------------------------

         The Company had net income of $18,757 for the three-month period ended September 30, 2004, as compared to $5,711 for the same period in 2003. The earnings per share for the three-month period ended September 30, 2004 amounted to $0.01 as compared to $0.00 for the same period of 2003.

         Net sales increased $127,432, or 4.1% to $3,217,404 for the three months ended September 30, 2004, compared to $3,089,972 for 2003. This increase in net sales is due, primarily, to the Company's increased marketing efforts. However, as more fully discussed below, net sales performance varied from plant to plant.

         Sales at the W-W Manufacturing plant decreased $159,082, or 6.4%, from $2,490,232 for the three months ended September 30, 2003 to $2,331,150 in 2004. This decrease in sales is attributable to several large nonrecurring fairground projects sold during the first quarter of fiscal 2004. Management believes with the continued improvement in the economy along with an enhanced marketing approach, sales will be consistent with prior years levels.

         Sales at the W-W Livingston plant increased $177,996, or 61.5% from $289,243 for the three months ended September 30, 2003 to $467,239 in 2004. During June 2003 management made the decision to market a new inline pre-galvanized product from the Livingston plant. This product allows for manufacturing without problems related to paint that have been a reason for reduced sales in past years. This new product has allowed the Livingston plant to remain open. Management continues to evaluate the Livingston plant on a regular basis to determine the cost effectiveness of continued production.

         Sales at the W-W Paul plant in Duncan, Oklahoma, increased $108,518, or 34.9%, from $310,497 for the three-month period ended September 30, 2003 to $419,015 for 2004. The Company has increased marketing efforts with its existing customers, and, as a result, the increase in sales at the W-W Paul plant were primarily the result of increased sales to the Company's existing customers. The Duncan location's primary manufacturing responsibilities are livestock scales and hydraulic squeeze chutes, as well as a supply source to the Thomas location. With a continuation of the improved economy and a new company wide emphasis on marketing, management believes that sales at the Duncan location will increase during the remainder of fiscal 2005.

         Gross margins as a percentage of sales decreased from 22.7% for the three-month period ended September 30, 2003 to 21.4% for the same period of 2004. This decrease of 1.3% is the result of an increase in steel costs during the last portion of fiscal 2004. Management does not believe the entire increase in cost can be passed on to customers without a large reduction in sales and anticipates a continued reduction in gross margin percentages because of the volatile steel market. Also, while the Company attempts to pass on the increased cost to customers through price adjustments and surcharges, these price increases tend to lag behind the increased steel costs.

         Selling expenses as a percentage of sales remained consistent dropping from 9.1% for the three-month period ended September 30, 2003 to 9.0% for the same period of 2004. Funds expended on selling efforts increased slightly from $281,389 for the three months ended September 30, 2003 to $289,406 for the same period of 2004, an increase of $8,017. The Company is aggressively pursuing new markets and expanding its distributor/dealer base while at the same time evaluating ways of keeping costs in line as a percentage of sales.

         General and administration expenses as a percentage of sales decreased from 10.9% for the quarter ended September 30, 2003 to 9.3% for the corresponding quarter in 2004. The total amounts expended on general and administration costs decreased $36,574 from $335,685 for the three months ended September 30, 2003 to $299,111 in 2004. Management believes that general and administrative expenses will continue to be reduced for the remainder of fiscal 2005 due to certain cost evaluations and related cost cutting measures implemented during the first quarter of fiscal 2005.

         Interest expense decreased from $89,486 for the three months ended September 30, 2003 to $83,926 for the same period of 2004, a decrease of 6.2%. The decrease reflects interest rate incentives earned by the Company that reduced the interest rate charged on the revolving line of credit. If profits and cash flow improve, the Company plans to reduce debt, thereby reducing overall interest expense.

Liquidity and Capital Resources
-------------------------------

         The Company's principal sources of liquidity are from working capital and borrowing under its credit facilities. The Company generated funds from operations slightly during the quarter ended September 30, 2004. The small increase of $636 was primarily caused by a decrease in accounts receivable and inventory balances offset by a decrease in accounts payable balances. The Company used cash from investing of $3,465 for the purchase of certain equipment. Financing activities used net cash of $19,196, primarily to repay amounts outstanding under our credit facilities. As the Company moves further into fiscal 2005 it anticipates increased sales growth with a continued reduction in borrowings.

         The Company's working capital increased for the period ended September 30, 2004 to $10,425 as compared to a deficit of $330,944 for September 30, 2003. This increase is primarily due to the reduction of debt and the reclassification of certain long-term assets to current assets.

         The report of independent auditors on the Company's June 30, 2004 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that it has developed a viable plan to address these issues and that its plan will enable the Company to continue as a going concern for the next 12 months. Specifically, Management's plans and objectives to improve the financial condition of the Company include the following:

        o Grow sales of new and existing customers offering the application of the Company's strengths, which are precision manufacturing, quality assembly services and superior product durability and value.

        o Focus on products and capabilities that are a source of unique value for customers and a reflection of what the Company does best.

        o Pursue a course of investing in new product development which management believes will lead to new value propositions in the future, establishing a reputation and expertise for product development.

        o Focus on proprietary products, developing long-term sustainable comparative advantages over our competitors.

        o Improve productivity, improve cost control, and manage expenses in proportion with the Company's current sales levels to achieve and maintain positive cash flow.

        o Strategically add key managers and operational expertise as required in a prudent and responsible manner.

         There can be no assurance that management will be able to accomplish any of the above plans and objectives or achieve the necessary improvements in its cash flows and financial position to meet its obligations as they become due. Nor can there be any assurance that the Company's financial performance will improve even if the above strategy is fully implemented. The Company's ability to continue operations is dependent on its ability to maintain sales with adequate margins, manage expenses, and maintain credit facilities with a lending institution. Accordingly, there can be no assurance that the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

         Notwithstanding the fact that the Company's Auditors have expressed a concern regarding the Company's ability to continue as a going concern, the Auditor's "going concern" opinion did not result in a violation of any covenant under the Company's existing credit facilities. However, the Company's current line of credit expires on November 30, 2004 and the Company is currently in negotiations with its lender to extend the term of this line of credit. There can be no assurance that the Auditor's "going concern" opinion will not have an adverse impact on the Company's ability to negotiate terms favorable to the Company in conjunction with any such extension. The inability of the Company to negotiate an extension of, or replace, its existing line of credit would have a material adverse impact on the Company's operations and ability to continue as a going concern.

         The Company believes that it will improve in both sales and operating earnings throughout fiscal 2005, and that it will be able to negotiate an extension of, or to replace, its existing line of credit, although no assurances can be given that these goals will be met. With increased working capital and the Company's existing line of credit, the Company feels it has an adequate supply of liquidity to meet its needs.

Off-Balance Sheet Arrangements and Contractual Obligations
----------------------------------------------------------

         The Company has no off-balance sheet arrangements or significant guaranties to third parties not fully recorded in our balance sheets or fully disclosed in the notes to our consolidated financial statements. The Company's significant contractual obligations include our debt agreements. Certain financial and operating restrictions under these agreements are fully disclosed in notes 8, 9 and 10 of the audited consolidated financial statements at June 30, 2004 contained in the Company's Annual Report on Form 10-K.

ITEM 3.  Controls and Procedures
--------------------------------

         As of September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the acting Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the acting Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic Securities Exchange Commission (SEC) filings. Disclosure controls and procedures are defined as controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         Subsequent to the date of the evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS
                -----------------
      Not Applicable

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
                ------------------------------------------------------------

     Not Applicable

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES
                -------------------------------

     Not Applicable

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                ---------------------------------------------------

     Not Applicable

ITEM 5.         OTHER INFORMATION
                -----------------

     Not Applicable

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
                --------------------------------

(a)       Exhibits

     Exhibit
     Number         Document
     ------         --------

     31.1           Certification of principal executive officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

     31.2           Certification of principal financial officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

     32.1 Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

     32.2 Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b) Reports on Form 8-K

     None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         W W CAPITAL CORPORATION
                                              (Registrant)

Dated:  November 15, 2004                By: /s/ Harold Gleason
                                            ----------------------------------
                                         Harold Gleason, acting President,
                                         CEO and Chairman


Dated:  November 15, 2004                By: /s/ Mike Dick
                                            ----------------------------------
                                         Mike Dick, Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------


     Exhibit
     Number         Document
     ------         --------

     31.1           Certification of principal executive officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

     31.2           Certification of principal financial officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

     32.1 Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

     32.2 Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

                                  Exhibit 31.1

   CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Harold Gleason, Chairman, acting President and Chief Executive Officer of W W Capital Corporation, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of W W Capital Corporation;

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

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure control and procedures, as of the end of the period covered by this report based on such evaluation: and

        c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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



        Dated: November 15, 2004   By:/s/ Harold Gleason
                                      ------------------------------------------
                                      Harold Gleason, Chairman, acting President
                                      and Chief Executive Officer

                                  Exhibit 31.2

   CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Michael S. Dick, Chief Financial Officer of W W Capital Corporation, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of W W Capital Corporation;

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

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure control and procedures, as of the end of the period covered by this report based on such evaluation: and

        c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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



         Dated: November 15, 2004   By: /s/ Michael S. Dick
                                        ----------------------------------------
                                        Michael S. Dick, Chief Financial Officer

                                  Exhibit 32.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of W W Capital Corporation (the "Company") for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harold Gleason, Chairman, acting President and Chief Executive Officer of the Company, certify, based on my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


     Dated:  November 15, 2004    By: /s/ Harold Gleason
                                      ------------------------------------------
                                      Harold Gleason, Chairman, acting President
                                      and Chief Executive Officer

                                  Exhibit 32.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of W W Capital Corporation (the "Company") for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael S. Dick, Chief Financial Officer of the Company, certify, based on my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


     Dated:  November 15, 2004     By: /s/ Michael S. Dick
                                       ----------------------------------------
                                       Michael S. Dick, Chief Financial Officer