Form 10-Q
period 2004-12-30
W W CAPITAL CORP
filed 2005-02-15
CIK 831253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended December 31, 2004
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from            to
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class                             Number of Shares Outstanding
-------------------                                 at February 11, 2005
  Common stock                                   --------------------------
$0.01 Par Value                                          2,010,614

Transitional Small Business Disclosure Format (Check one): Yes ____ No __X__

                             W-W CAPITAL CORPORATION

                                      Index

PART I       FINANCIAL INFORMATION                              PAGE NO.
------       ---------------------                              --------

Item 1       Balance Sheets
------         December 31, 2004 and June 30, 2004                  1

             Statements of  Income
               Three and Six Months Ended
               December 31, 2004 and 2003                           3

             Statements of Cash Flows
               Six Months Ended
               December 31, 2004 and 2003                           4

             Notes to Financial Statements                          6

Item 2       Management's Discussion and Analysis
------         or Plan of Operations                                8

Item 3       Controls and Procedures                               11
------



PART II      OTHER INFORMATION
-------

Item 1       LEGAL PROCEEDINGS                                     12
------

Item 2       CHANGES IN SECURITIES AND SMALL
------          BUSINESS ISSUER PURCHASES OF
                EQUITY SECURITIES                                  12

Item 3       DEFAULTS UPON SENIOR SECURITIES                       12
------

Item 4       SUBMISSION OF MATTERS TO VOTE OF
------          SECURITY HOLDERS                                   12

Item 5       OTHER INFORMATION                                     12
------

Item 6       EXHIBITS AND REPORT ON FORM 8-K                       13
------


             SIGNATURES                                            14

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                             W-W CAPITAL CORPORATION
                             -----------------------
                                 Balance Sheets

                                                      December 31,     June 30,
                                                         2004           2004
                                                         ----           ----
                                                      (Unaudited)
Assets
------
Current assets:
     Cash                                            $   245,209    $   139,109
                                                     -----------    -----------
     Accounts receivable, trade                        1,646,032      1,760,071
     Less allowance for doubtful accounts               (163,000)      (163,000)
                                                     -----------    -----------
         Net accounts receivable, trade                1,483,032      1,597,071
                                                     -----------    -----------
     Accounts receivable, other                          112,592        112,557
     Inventories:
         Raw materials                                   486,243        526,717
         Work-in-process                                 496,664        508,489
         Finished goods                                  877,998        842,924
                                                     -----------    -----------
              Total inventories                        1,860,905      1,878,130
                                                     -----------    -----------
     Prepaid expenses                                    113,852         21,602
     Current portion of notes receivable, related
         parties                                             717            717
     Current portion of net investment in sales-
         type lease                                        6,810         20,588
      Deferred income tax asset                          110,300        125,900
                                                     -----------    -----------
         Total current assets                          3,933,417      3,895,674
                                                     -----------    -----------

Property and equipment, at cost:                       4,896,263      4,808,951
     Less accumulated depreciation
         and amortization                             (2,640,153)    (2,518,422)
                                                     -----------    -----------
         Net property and equipment                    2,256,110      2,290,529
                                                     -----------    -----------

Other Assets:
     Long-term notes receivable related parties,
         net of current portion                           19,095         19,095
     Net investment in sales-type lease, net of
         current portion                                    --            6,810
     Loan acquisition costs, net of accumulated
         amortization of $13,325 at December
         31, 2004 and $11,275 at June 30, 2004            27,675         29,725
     Other assets                                          5,669         28,416
                                                     -----------    -----------
         Total other assets                               52,439         84,046
                                                     -----------    -----------

     TOTAL ASSETS                                    $ 6,241,966    $ 6,270,249
                                                     ===========    ===========

               The accompanying Notes are an integral part of the
                       consolidated financial statements

                             W-W CAPITAL CORPORATION
                             -----------------------
                            Balance Sheets, Continued

                                                         December 31,      June 30,
                                                             2004            2004
                                                             ----            ----
                                                         (Unaudited)
Liabilities
-----------
Current Liabilities:
     Accounts payable                                    $ 1,552,995    $ 1,676,102
     Line of Credit                                        1,626,000      1,353,000
     Accrued payroll and related taxes                       179,357        236,656
     Accrued property taxes                                   20,106         14,520
     Accrued interest payable                                 18,613         10,256
     Other current liabilities                                61,229         95,682
     Current portion of long-term notes payable              374,000        427,000
     Current portion of capital lease obligations             73,000         75,000
                                                         -----------    -----------
         Total current liabilities                         3,905,300      3,888,216
                                                         -----------    -----------

Other Liabilities:
     Long-term notes payable, net of current portion       1,242,871      1,358,052
     Long-term capital lease obligations, net
         of current portion                                1,055,834      1,090,940
      Deferred income tax liability                          118,400        102,200
                                                         -----------    -----------
         Total other liabilities                           2,417,105      2,551,192
                                                         -----------    -----------

         TOTAL LIABILITIES                                 6,322,405      6,439,408
                                                         -----------    -----------

Stockholders' Deficit
---------------------
     Preferred stock: $10.00 par value, 400,000 shares
         authorized                                             --             --
     Common stock, $0.01 par value, 15,000,000
         shares authorized; 5,553,827 shares issued
         at December 31, 2004 and June 30, 2004               55,538         55,538
     Capital in excess of par value                        3,305,533      3,305,533
     Accumulated deficit                                    (562,395)      (651,115)
                                                         -----------    -----------
                                                           2,798,676      2,709,956
     Less 3,543,213 shares of treasury stock, at cost     (2,879,115)    (2,879,115)
                                                         -----------    -----------

         NET STOCKHOLDERS' DEFICIT                           (80,439)      (169,159)
                                                         -----------    -----------

         TOTAL LIABILITIES AND
         STOCKHOLDERS' DEFICIT                           $ 6,241,966    $ 6,270,249
                                                         ===========    ===========

               The accompanying Notes are an integral part of the
                       consolidated financial statements

                             W-W CAPITAL CORPORATION
                             -----------------------
                              Statements of Income
                                   (Unaudited)

                                                 Three Months Ended             Six Months Ended
                                                     December 31                   December 31,
                                                     -----------                   ------------
                                                 2004           2003           2004           2003
                                                 ----           ----           ----           ----
Net sales                                   $ 3,269,247    $ 3,278,339    $ 6,486,651    $ 6,368,310
Cost of goods sold                            2,538,602      2,455,873      5,066,981      4,844,741
                                            -----------    -----------    -----------    -----------
      Gross profit                              730,645        822,466      1,419,670      1,523,569
                                            -----------    -----------    -----------    -----------

Operating expenses:
      Selling expenses                          281,338        299,557        570,744        580,946
      General and administrative expenses       264,233        325,846        563,344        661,531
                                            -----------    -----------    -----------    -----------
           Total operating expenses             545,571        625,403      1,134,088      1,242,477
                                            -----------    -----------    -----------    -----------

           Operating earnings                   185,074        197,063        285,582        281,092
                                            -----------    -----------    -----------    -----------

Other income (expenses):
      Interest income                                84             78          4,002         10,261
      Interest expense                          (89,978)      (104,913)      (173,905)      (194,399)
      Gain on sale of assets                        850          1,988            850          5,388
      Other income (expense), net                 2,333            836          3,991          2,421
                                            -----------    -----------    -----------    -----------
           Total other income (expense)         (86,711)      (102,011)      (165,062)      (176,329)
                                            -----------    -----------    -----------    -----------

Earnings before income taxes                     98,363         95,052        120,520        104,763

Income tax expense                              (28,400)       (35,200)       (31,800)       (39,200)
                                            -----------    -----------    -----------    -----------

Net earnings                                $    69,963    $    59,852    $    88,720    $    65,563
                                            ===========    ===========    ===========    ===========

Earnings per common share:
      Basic
           Net earnings                     $      0.03    $      0.03    $      0.04    $      0.03
           Weighted average number of
                common shares                 2,010,614      2,010,614      2,010,614      2,010,614

      Diluted
           Net earnings                     $      0.03    $      0.03    $      0.04    $      0.03
           Weighted average number of
                common shares                 2,010,614      2,010,614      2,010,614      2,010,614


               The accompanying Notes are an integral part of the
                       consolidated financial statements

                             W-W CAPITAL CORPORATION
                             -----------------------
                            Statements of Cash Flows
                                   (Unaudited)

                                                               Six Months Ended
                                                                 December 31,
                                                                 ------------
                                                              2004         2003
                                                              ----         ----
Cash flows from operating activities:
     Net earnings                                         $  88,720    $  65,563
     Adjustments to reconcile net earnings to net cash
         provided by operating activities:
         Depreciation and amortization                      123,781      122,301
         Gain on sale of property and equipment                (850)      (5,388)
         Provision for loss on accounts receivable             --          1,845

     Change in assets and liabilities:
         Accounts receivable                                134,627     (164,722)
         Inventories                                         17,225      (80,160)
         Other current and non-current assets               (53,938)     (54,222)
         Accounts payable                                  (123,107)     342,841
         Accrued expenses and other current liabilities     (61,609)      60,066
                                                          ---------    ---------
              Net cash provided by operating
                  activities                                124,849      288,124
                                                          ---------    ---------

Cash flows from investing activities:
     Proceeds from sale of property and equipment               850       29,400
     Proceeds from stockholders' notes receivable              --          1,261
     Purchase of property and equipment                     (28,082)     (36,111)
                                                          ---------    ---------
              Net cash used in investing activities       $ (27,232)   $  (5,450)
                                                          ---------    ---------


                          (Continued on following page)

                             W-W CAPITAL CORPORATION
                             -----------------------
                       Statements of Cash Flows, Continued
                                   (Unaudited)

                                                        Six Months Ended
                                                           December 31,
                                                           ------------
                                                        2004         2003
                                                        ----         ----
Cash flows from financing activities:
     Net short term borrowings (repayments)         $ 272,493    $ (65,041)
     Payments on notes payable, financial
         institutions and government entities        (226,904)    (196,842)
     Payments on capital leases                       (37,106)     (39,370)
                                                    ---------    ---------
           Net cash provided (used) by financing
                  activities                            8,483     (301,253)
                                                    ---------    ---------

     Net increase (decrease) in cash                  106,100      (18,579)

     Cash at beginning of period                      139,109      127,479
                                                    ---------    ---------

     Cash at end of period                          $ 245,209    $ 108,900
                                                    =========    =========


Supplemental Information:

     Cash paid during the period for interest       $ 165,547    $ 192,357

     Installment loans to acquire property and
         equipment                                  $  59,230    $  75,481

     Cash paid during the period for income taxes   $   1,663    $   8,020



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

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles for full-year financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to W-W Capital Corporation's financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2004. In the opinion of management, all adjustments (consisting of normal recurring accrual basis adjustments) considered necessary for a fair presentation have been reflected in the accompanying financial statements. Operating results for the three and six month periods ended December 31, 2004, are not necessarily indicative of the results that may be expected for the year ended June 30, 2005.

       The Company has incurred operating losses two out of the past four fiscal years, has a weak working capital surplus of $28,117 and has an accumulated deficit of $80,439 as of December 31, 2004. The report of independent auditors on the Company's June 30, 2004 audited financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that it has developed a viable plan to address these issues and that its plan will enable the Company to continue as a going concern for the next 12 months. This plan includes the realization of revenues from the commercialization of new products and the reduction of certain operating expenses. Although the Company believes that its plan will be realized, there is no assurance that these events will occur. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

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

NOTE 3 - RELATED PARTY TRANSACTION
----------------------------------

         On June 30, 1989, W-W Land & Cattle, a partnership owned by Millard T. Webster, a director of the Company, Mickey J. Winfrey, a former officer of the Company and Terry L. Webster, a brother of Mr. Millard T. Webster and Ms. Winfrey, executed a promissory note for the amount of $96,424 in favor of the Company's subsidiary, W-W Manufacturing Co., Inc. Interest was payable annually at 9% per annum and the principal was due on demand. On June 30, 1993, Ms. Winfrey satisfied her obligations under this note by paying to the Company the amount of $11,361. As of December 31, 2004, $30,425 remained payable under this note by Millard T Webster and Terry L. Webster.

         A summary of the related party transactions that effect the Company's statements of income for the three and six months ended December 31, 2004 and 2003, respectively, is as follows:

                            Three Months Ended       Six Months Ended
                               December 31,            December 31,
                               ------------            ------------
Transactions with
related parties             2004        2003        2004          2003
---------------             ----        ----        ----          ----

Interest income          $    --     $    --      $   --      $   1,261

ITEM 2. Management's Discussion and Analysis or Plan of Operations
------------------------------------------------------------------

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

Analysis of Results of Operations
---------------------------------

         The Company had net income of $88,720 and earnings per share of $0.04 for the six months ended December 31, 2004 as compared to $65,563 and $0.03 for the same period of 2003. For the three-month period ended December 31, 2004, the Company had net income of $69,963 and earnings per share of $0.03 as compared to $59,852 and $0.03 for the same period of 2003.

         Net sales increased 1.9% to $6,486,651 for the six-month period ended December 31, 2004, compared to $6,368,310 for 2003. For the three months ended December 31, 2004, net sales decreased slightly from $3,278,339 in 2003 to $3,269,247 in 2004. Net sales performance, as discussed below, varied from plant to plant.

         Sales at the W-W Manufacturing plant decreased $61,409, or 1.3%, from $4,760,472 for the six months ended December 31, 2003 to $4,699,063 in 2003. The slight decrease in sales is attributable to several large nonrecurring fairground projects sold during the first quarter of fiscal 2004. Management believes with the continued improvement in the economy along with an enhanced marketing approach, sales will be consistent with prior years levels.

         Sales at the W-W Livingston plant increased $28,321, or 3.1%, from $911,155 for the six months ended December 31, 2003 to $939,476 in 2004. During June 2003 management made the decision to market a new inline pre-galvanized product from the Livingston plant. This product allows for manufacturing without problems related to paint that have been a reason for reduced sales in past years. This new product has allowed the Livingston plant to remain open. Management continues to evaluate the Livingston plant on a regular basis to determine the cost effectiveness of continued production.

         Sales at the W-W Paul plant increased $151,429, or 21.7%, from $696,683 for the six month period ended December 31, 2003 to $848,112 for 2004. The Duncan location's primary manufacturing responsibilities are livestock scales and hydraulic squeeze chutes as well as a supply source to the Thomas location. The increase in sales was primarily the result of enhanced marketing efforts to existing customers. With a continuation of the improved economy and a new company wide emphasis on marketing, management believes that sales at the Duncan location will increase during the remainder of fiscal 2005.

         Gross margins as a percentage of sales decreased for the six months ended December 31, 2004 to 21.9% as compared to 23.9% in 2003. For the three months ended December 31, 2004 gross margins as a percentage of sales decreased from 25.1% in 2003 to 22.3% in 2004. This decrease of 2.0% is the result of increased steel costs during the past year. Management does not believe the entire increase in cost can be passed on to customers without a large reduction in sales and anticipates a continued reduction in gross margin percentages because of the volatile steel market. Also, while the Company attempts to pass on the increased cost to customers through price adjustments and surcharges, these price increases tend to lag behind the increased steel costs.

         Selling expenses as a percentage of sales decreased for the six months ended December 31, 2004 from 9.1% in 2003 to 8.8% in 2004. For the three months ended December 31, 2004 selling expenses as a percentage of sales decreased from 9.1% in 2003 to 8.6% in 2004. Funds expended on selling efforts decreased $10,202 during the six-month period ended December 31, 2004 compared to 2003. Management will continue to evaluate selling expense in an effort to keep costs in line as a percentage of sales, as we continue to grow markets and market share with new products.

         General and administrative expense as a percentage of sales decreased for the six-month period ended December 31, 2004 from 10.4% in 2003 to 8.7% for the same period in 2004. For the three months ended December 31, 2004 general and administrative expense as a percentage of sales decreased from 9.9% in 2003 to 8.1% in 2004. Overall dollars spent on general and administrative expenses decreased $98,187. Management believes that general and administrative expenses will continue to be reduced for the remainder of fiscal 2005 due to certain cost evaluations and related cost cutting measures implemented during the first quarter of fiscal 2005.

         Interest expense decreased $20,494, or 10.5%, for the six months ended December 31, 2004 from $194,399 in 2003 to $173,905 for the same period of 2004. Interest expense for the three months ended December 31, 2004 decreased to $89,978 from $104,913 for the same three-month period of 2003. The decrease reflects interest rate incentives earned by the Company that reduced the interest rate charged on the revolving line of credit. If profits and cash flow improve, the Company plans to reduce debt, thereby reducing overall interest expense.

Liquidity and Capital Resources
-------------------------------

         The Company's principal sources of liquidity are from working capital and borrowings under its credit facilities. The Company generated funds from operations of $124,849 during the six-month period ended December 31, 2004 primarily caused by net earnings and a decrease in accounts receivable and inventory balances offset by a decrease in accounts payable balances. The Company used cash from investing of $27,232 for the purchase of certain equipment. Financing activities resulted in a slight increase in borrowings of $8,483 for the six months ended December 31, 2004. As the Company moves into the second half of fiscal 2005, it anticipates increased sales growth with a decline in borrowings.

         The Company's working capital increased from a deficit of $261,918 at December 31, 2003 to a surplus of $28,117 at December 31, 2004. This improvement is primarily due to an increase in cash and inventory levels.

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

         Notwithstanding the fact that the Company's Auditors have expressed a concern regarding the Company's ability to continue as a going concern, the Auditor's going concern opinion did not result in a violation of any covenant under the Company's existing credit facilities and the Company's current line of credit was extended until October 31, 2005. There can be no assurance that issues which caused the Auditor's going concern opinion will not have an adverse impact on the Company's ability to negotiate terms favorable to the Company in conjunction with any future extensions. The inability of the Company to negotiate an extension of, or replace, its existing line of credit would have a material adverse impact on the Company's operations and ability to continue as a going concern.

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

ITEM 3.  Controls and Procedures
--------------------------------

         As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic Securities Exchange Commission
(SEC) filings. Disclosure controls and procedures are defined as controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

     Not Applicable

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES
                -------------------------------

     Not Applicable

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                ---------------------------------------------------

     On January 28, 2005, the Company held its annual meeting of stockholders, and the following maters were voted upon.

        (A)    Election of the Board of Directors:

               Nominee               For                Withheld
               -------               ---                --------
            Harold Gleason        1,158,643               4,840
            Millard T. Webster    1,158,333               5,150
            L.M. "Mick" McCarty     555,071             608,412 (1)
            Randall Kourt         1,158,893               4,590
            Tim Frymire           1,158,893               4,590

             (1) On January 26, 2005 L.M. "Mick" McCarty withdrew his name from the list of nominees for election to the Board of Directors.

        (B) Proposal to elect Brock and Company, P.C., of Fort Collins, Colorado as the Independent Certified Public Accountants of the
               Corporation:

                           For           Against             Abstain
                           ---           -------             -------
                        1,156,093         2,000               5,390

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

                                   W W CAPITAL CORPORATION
                                        (Registrant)

Dated:  February 15, 2005          By: /s/ Harold Gleason
                                      -----------------------------------------
                                   Harold Gleason, President, CEO and Chairman


Dated:  February 15, 2005          By: /s/ Michael S. Dick
                                      -----------------------------------------
                                   Michael S. Dick, Chief Financial Officer

                                  EXHIBIT INDEX


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

                                  Exhibit 31.1

   CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Harold Gleason, Chairman, President and Chief Executive Officer of W W Capital Corporation, certify that:

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



         Dated:  February 15, 2005      By: /s/ Harold Gleason
                                        ----------------------------------
                                        Harold Gleason, Chairman, President and
                                        Chief Executive Officer

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



         Dated:  February 15, 2005      By: /s/ Michael S. Dick
                                        ----------------------------------------
                                        Michael S. Dick, Chief Financial Officer

                                 Exhibit 32.1


   CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of W W Capital Corporation (the "Company") for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harold Gleason, Chairman, President and Chief Executive Officer of the Company, certify, based on my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


         Dated:  February 15, 2005      By: /s/ Harold Gleason
                                        ------------------------------------
                                        Harold Gleason, Chairman, President and
                                        Chief Executive Officer

                                  Exhibit 32.2

   CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of W W Capital Corporation (the "Company") for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael S. Dick, Chief Financial Officer of the Company, certify, based on my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


         Dated:  February 15, 2005      By: /s/ Michael S. Dick
                                        ----------------------------------------
                                        Michael S. Dick, Chief Financial Officer