Form 10-Q
period 2005-03-31
W W CAPITAL CORP
filed 2005-05-23
CIK 831253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class                         Number of Shares Outstanding
-------------------                               at May 23, 2005
  Common stock                                 ---------------------
  $0.01 Par Value                                    2,010,614

Transitional Small Business Disclosure Format (Check one): Yes ___  No _X_

                             W-W CAPITAL CORPORATION

                                      Index

PART I                 FINANCIAL INFORMATION                          PAGE NO.
------                 ---------------------                          --------

Item 1                 Consolidated Balance Sheets
------                   March 31, 2005 and June 30, 2004                 1

                       Consolidated Statements of  Income
                         Three and Nine Months Ended
                         March 31, 2005 and 2004                          3

                       Consolidated Statements of Cash Flows
                         Nine Months Ended
                         March 31, 2005 and 2004                          4

                       Notes to Financial Statements                      6

Item 2                 Management's Discussion and Analysis
------                   or Plan of Operations                            8
Item 3                 Controls and Procedures                           11
------


PART II                OTHER INFORMATION
-------                -----------------

Item 1                 LEGAL PROCEEDINGS                                 12
------
Item 2                 CHANGES IN SECURITIES AND SMALL
------                    BUSINESS ISSUER PURCHASES OF
                          EQUITY SECURITIES                              12
Item 3                 DEFAULTS UPON SENIOR SECURITIES                   12
------
Item 4                 SUBMISSION OF MATTERS TO VOTE OF
------                    SECURITY HOLDERS                               12
Item 5                 OTHER INFORMATION                                 12
------
Item 6                 EXHIBITS AND REPORT ON FORM 8-K                   12
------


                       SIGNATURES                                        13

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                             W-W CAPITAL CORPORATION
                             -----------------------

                           Consolidated Balance Sheets

                                                        March 31,      June 30,
                                                          2005           2004
                                                          ----           ----
                                                       (Unaudited)
Assets
------
Current assets:
     Cash                                            $   145,214    $   139,109
                                                     -----------    -----------
     Accounts receivable, trade                        1,621,363      1,760,071
     Less allowance for doubtful accounts               (225,000)      (163,000)
                                                     -----------    -----------
         Net accounts receivable, trade                1,396,363      1,597,071
                                                     -----------    -----------
     Accounts receivable, other                          112,411        112,557
     Inventories:
         Raw materials                                   617,248        526,717
         Work-in-process                                 476,337        508,489
         Finished goods                                  843,729        842,924
                                                     -----------    -----------
              Total inventories                        1,937,314      1,878,130
                                                     -----------    -----------
     Prepaid expenses                                    101,865         21,602
     Current portion of notes receivable,
         related parties                                     717            717
     Current portion of net investment in sales-
        type lease                                         6,810         20,588
     Deferred income tax asset                           119,800        125,900
                                                     -----------    -----------
         Total current assets                          3,820,494      3,895,674
                                                     -----------    -----------

Property and equipment, at cost:                       4,916,589      4,808,951
     Less accumulated depreciation
         and amortization                             (2,702,773)    (2,518,422)
                                                     -----------    -----------
         Net property and equipment                    2,213,816      2,290,529
                                                     -----------    -----------
Other Assets:
     Long-term notes receivable related parties,
         net of current portion                           19,095         19,095
     Net investment in sales-type lease, net of
         current portion                                    --            6,810
     Loan acquisition costs, net of accumulated
         amortization of $14,350 at March 31,
         2005 and $11,275 at June 30, 2004                26,650         29,725
     Other assets                                          5,669         28,416
                                                     -----------    -----------
         Total other assets                               51,414         84,046
                                                     -----------    -----------

     TOTAL ASSETS                                    $ 6,085,724    $ 6,270,249
                                                     ===========    ===========

               The accompanying Notes are an integral part of the
                       consolidated financial statements

                             W-W CAPITAL CORPORATION
                             -----------------------

                     Consolidated Balance Sheets, Continued

                                                           March 31,       June 30,
                                                             2005            2004
                                                             ----            ----
                                                          (Unaudited)
Liabilities
-----------
Current Liabilities:
     Accounts payable                                    $ 1,686,232    $ 1,676,102
     Line of Credit                                        1,354,000      1,353,000
     Accrued payroll and related taxes                       234,680        236,656
     Accrued property taxes                                    7,527         14,520
     Accrued interest payable                                 12,767         10,256
     Other current liabilities                                65,722         95,682
     Current portion of long-term notes payable              342,000        427,000
     Current portion of capital lease obligations             73,000         75,000
                                                         -----------    -----------
         Total current liabilities                         3,775,928      3,888,216
                                                         -----------    -----------

Other Liabilities:
     Long-term notes payable, net of current portion       1,173,658      1,358,052
     Long-term capital lease obligations, net
         of current portion                                1,036,683      1,090,940
     Deferred income tax liability                           150,100        102,200
                                                         -----------    -----------
         Total other liabilities                           2,360,441      2,551,192
                                                         -----------    -----------

         TOTAL LIABILITIES                                 6,136,369      6,439,408
                                                         -----------    -----------

Stockholders' Deficit
---------------------
     Preferred stock: $10.00 par value, 400,000 shares
         authorized                                             --             --
     Common stock, $0.01 par value, 15,000,000
         shares authorized; 5,553,827 shares issued
         at March 31, 2005 and June 30, 2004                  55,538         55,538
     Capital in excess of par value                        3,305,533      3,305,533
     Accumulated deficit                                    (532,601)      (651,115)
                                                         -----------    -----------
                                                           2,828,470      2,709,956
     Less 3,543,213 shares of treasury stock, at cost     (2,879,115)    (2,879,115)
                                                         -----------    -----------

         NET STOCKHOLDERS' DEFICIT                           (50,645)      (169,159)
                                                         -----------    -----------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' DEFICIT                           $ 6,085,724    $ 6,270,249
                                                         ===========    ===========



               The accompanying Notes are an integral part of the
                       consolidated financial statements

                             W-W CAPITAL CORPORATION
                             -----------------------

                        Consolidated Statements of Income
                                   (Unaudited)

                                                  Three Months Ended           Nine Months Ended
                                                       March 31                     March 31,
                                                       --------                     ---------
                                                 2005           2004           2005           2004
                                                 ----           ----           ----           ----
Net sales                                   $ 3,406,963    $ 3,499,955    $ 9,893,614    $ 9,868,265
Cost of goods sold                            2,662,355      2,604,191      7,729,336      7,448,932
                                            -----------    -----------    -----------    -----------
      Gross profit                              744,608        895,764      2,164,278      2,419,333
                                            -----------    -----------    -----------    -----------
Operating expenses:
      Selling expenses                          312,440        308,725        883,184        889,672
      General and administrative expenses       301,020        361,066        864,364      1,022,597
                                            -----------    -----------    -----------    -----------
           Total operating expenses             613,460        669,791      1,747,548      1,912,269
                                            -----------    -----------    -----------    -----------

           Operating earnings                   131,148        225,973        416,730        507,064
                                            -----------    -----------    -----------    -----------

Other income (expenses):
      Interest income                              --              220          3,513         10,481
      Interest expense                          (79,707)       (87,472)      (253,123)      (281,871)
      Gain (loss) on sale of assets                --           (9,893)           850         (4,505)
      Other income (expense), net                   553          4,461          4,544          6,884
                                            -----------    -----------    -----------    -----------
           Total other income (expense)         (79,154)       (92,684)      (244,216)      (269,011)
                                            -----------    -----------    -----------    -----------

Earnings before income taxes                     51,994        133,289        172,514        238,053


Income tax expense                              (22,200)       (42,600)       (54,000)       (81,800)
                                            -----------    -----------    -----------    -----------


Net earnings                                $    29,794    $    90,689    $   118,514    $   156,253
                                            ===========    ===========    ===========    ===========



Earnings per common share:
      Basic
           Net earnings                     $      0.01    $      0.05    $      0.06    $      0.08

           Weighted average number of
                common shares                 2,010,614      2,010,614      2,010,614      2,010,614

      Diluted
           Net earnings                     $      0.01    $      0.05    $      0.06    $      0.08

           Weighted average number of
                common shares                 2,010,614      2,010,614      2,010,614      2,010,614


               The accompanying Notes are an integral part of the
                       consolidated financial statements

                             W-W CAPITAL CORPORATION
                             -----------------------

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                             Nine Months Ended
                                                                  March 31,
                                                                  ---------
                                                              2005         2004
                                                              ----         ----
Cash flows from operating activities:
     Net earnings                                         $ 118,514    $ 156,253
     Adjustments to reconcile net earnings to net cash
         provided by operating activities:
         Depreciation and amortization                      187,426      178,824
         Gain on sale of property and equipment                (850)      (5,388)
         Loss on impairment of rental property                 --          9,893
         Provision for loss on accounts receivable           60,526       65,531

     Change in assets and liabilities:
         Accounts receivable                                140,182      (80,287)
         Net investment in sales-type lease                  20,588       18,055
         Inventories                                        (59,184)    (161,887)
         Other current and non-current assets               (51,270)     (62,505)
         Accounts payable                                    10,130      222,848
         Accrued expenses and other current liabilities      11,482      121,023
                                                          ---------    ---------
              Net cash provided by operating
                  activities                                437,544      462,360
                                                          ---------    ---------

Cash flows from investing activities:
     Proceeds from sale of property and equipment               850       29,400
     Proceeds from stockholders' notes receivable              --          1,261
     Purchase of property and equipment                     (48,408)     (41,556)
                                                          ---------    ---------
              Net cash used in investing activities       $ (47,558)   $ (10,895)
                                                          ---------    ---------

                          (Continued on following page)

                             W-W CAPITAL CORPORATION
                             -----------------------

                Consolidated Statements of Cash Flows, Continued
                                   (Unaudited)

                                                            Nine Months Ended
                                                                 March 31,
                                                                 ---------
                                                             2005         2004
                                                             ----         ----
Cash flows from financing activities:
     Net short term borrowings (repayments)              $   1,000    $ (84,000)
     Payments on notes payable, financial
         institutions and government entities             (328,624)    (256,329)
     Payments on capital leases                            (56,257)     (56,645)
                                                         ---------    ---------
           Net cash used in financing activities          (383,881)    (396,974)
                                                         ---------    ---------

     Net increase in cash                                    6,105       54,491

     Cash at beginning of period                           139,109      127,479
                                                         ---------    ---------

     Cash at end of period                               $ 145,214    $ 181,970
                                                         =========    =========


Supplemental Information:

     Cash paid during the period for interest            $ 250,612    $ 280,525

     Installment loans to acquire property and
         equipment                                       $  59,230    $  75,481

     Cash paid during the period for income taxes        $   2,807    $  11,352



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

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles for full-year financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to W-W Capital Corporation's financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2004. In the opinion of management, all adjustments (consisting of normal recurring accrual basis adjustments) considered necessary for a fair presentation have been reflected in the accompanying financial statements. Operating results for the three and nine month periods ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended June 30, 2005.

       The Company has incurred operating losses two out of the past four fiscal years, has a weak working capital surplus of $44,566 and has an accumulated deficit of $50,645 as of March 31, 2005. The report of independent auditors on the Company's June 30, 2004 audited financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that it has developed a viable plan to address these issues and that its plan will enable the Company to continue as a going concern for the next 12 months. This plan includes the realization of revenues from the commercialization of new products and the reduction of certain operating expenses. Although the Company believes that its plan will be realized, there is no assurance that these events will occur. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

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

NOTE 3 - RELATED PARTY TRANSACTION
----------------------------------

         On June 30, 1989, W-W Land & Cattle, a partnership owned by Millard T. Webster, a director of the Company, Mickey J. Winfrey, a former officer of the Company and Terry L. Webster, a brother of Mr. Millard T. Webster and Ms. Winfrey, executed a promissory note for the amount of $96,424 in favor of the Company's subsidiary, W-W Manufacturing Co., Inc. Interest was payable annually at 9% per annum and the principal was due on demand. On June 30, 1993, Ms. Winfrey satisfied her obligations under this note by paying to the Company the amount of $11,361. As of March 31, 2005, $30,425 remained payable under this note by Millard T Webster and Terry L. Webster.

         A summary of the related party transactions that effect the Company's statements of income for the three and nine months ended March 31, 2005 and 2004, respectively, is as follows:

                             Three Months Ended         Nine Months Ended
                                  March 31,                 March 31,
                                  ---------                 ---------
Transactions with
related parties               2005         2004        2005           2004
-----------------           -------      -------      ------      ---------

Interest income            $  --        $  --        $ --        $   1,261

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

Analysis of Results of Operations
---------------------------------

         The Company had net income of $118,514 and earnings per share of $0.06 for the nine months ended March 31, 2005 as compared to $156,253 and $0.08 for the same period of 2004. For the three-month period ended March 31, 2005, the Company had net income of $29,794 and earnings per share of $0.01 as compared to $90,689 and $0.05 for the same period of 2004.

         Net sales increased 0.3% to $9,893,614 for the nine-month period ended March 31, 2005, compared to $9,868,265 for 2004. For the three months ended March 31, 2005, net sales decreased slightly from $3,499,955 in 2004 to $3,406,963 in 2005. Net sales performance, as discussed below, varied from plant to plant.

         Sales at the W-W Manufacturing plant increased $73,954, or 1.0%, from $7,206,835 for the nine months ended March 31, 2004 to $7,280,789 in 2005. The slight increase in sales is attributable to enhanced marketing efforts to existing customers. Management believes with the continued improvement in the economy along with the enhanced marketing approach, sales will remain consistent with prior years levels.

         Sales at the W-W Livingston plant decreased $176,135, or 12.1%, from $1,460,199 for the nine months ended March 31, 2004 to $1,284,064 in 2005.
During June 2003 management made the decision to market a new inline pre-galvanized product from the Livingston plant. This product allows for manufacturing without problems related to paint that have been a reason for reduced sales in past years. This new product has allowed the Livingston plant to remain open. Management continues to evaluate the Livingston plant on a regular basis to determine the cost effectiveness of continued production.

         Sales at the W-W Paul plant increased $127,530, or 10.6%, from $1,201,232 for the nine month period ended March 31, 2004 to $1,328,762 for 2005. The Duncan location's primary manufacturing responsibilities are livestock scales and hydraulic squeeze chutes as well as a supply source to the Thomas location. The increase in sales was primarily the result of enhanced marketing efforts to existing customers. With a continuation of the improved economy and a new company wide emphasis on marketing, management believes that sales at the Duncan location will continue to remain strong for the remainder of fiscal 2005.

         Gross margins as a percentage of sales decreased for the nine months ended March 31, 2005 to 21.9% as compared to 24.5% in 2004. For the three months ended March 31, 2005 gross margins as a percentage of sales decreased from 25.6% in 2004 to 21.9% in 2005. This decrease of 2.6% is the result of increased steel costs during the past year. Management does not believe the entire increase in cost can be passed on to customers without a large reduction in sales and anticipates a continued reduction in gross margin percentages because of the volatile steel market. Also, while the Company attempts to pass on the increased cost to customers through price adjustments and surcharges, these price increases tend to lag behind the increased steel costs.

         Selling expenses as a percentage of sales decreased for the nine months ended March 31, 2005 from 9.0% in 2004 to 8.9% in 2005. For the three months ended March 31, 2005 selling expenses as a percentage of sales increased from 8.8% in 2004 to 9.2% in 2005. Funds expended on selling efforts decreased $6,488 during the nine-month period ended March 31, 2005 compared to 2004. Management will continue to evaluate selling expense in an effort to keep costs in line as a percentage of sales as we continue to grow markets and market share with new products.

         General and administrative expense as a percentage of sales decreased for the nine-month period ended March 31, 2005 from 10.4% in 2004 to 8.7% for the same period in 2005. For the three months ended March 31, 2005 general and administrative expense as a percentage of sales decreased from 10.3% in 2004 to 8.8% in 2005. Overall dollars spent on general and administrative expenses decreased $158,233. Management believes that general and administrative expenses will continue to be reduced for the remainder of fiscal 2005 due to certain cost evaluations and related cost cutting measures implemented during the first quarter of fiscal 2005.

         Interest expense decreased $28,748, or 10.2%, for the nine months ended March 31, 2005 from $281,871 in 2004 to $253,123 for the same period of 2005.
Interest expense for the three months ended March 31, 2005 decreased to $79,707 from $87,472 for the same three-month period of 2004. The decrease reflects interest rate incentives earned by the Company that reduced the interest rate charged on the revolving line of credit. If profits and cash flow improve, the Company plans to reduce debt, thereby reducing overall interest expense.

Liquidity and Capital Resources
-------------------------------

         The Company's principal sources of liquidity are from working capital and borrowings under its credit facilities. The Company generated funds from operations of $437,544 during the nine-month period ended March 31, 2005 primarily caused by net earnings and a decrease in accounts receivable balances. The Company used cash from investing of $47,558 for the purchase of certain equipment. Financing activities resulted in a decrease in borrowings of $383,881 for the nine months ended March 31, 2005. As the Company moves into the last quarter of fiscal 2005, it anticipates increased sales growth with a decline in borrowings.

         The Company's working capital increased from a deficit of $63,277 at March 31, 2004 to $44,566 at March 31, 2005. This improvement is primarily due to an increase in inventory levels.

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

         The Company believes that it will improve in both sales and operating earnings throughout the final quarter of fiscal 2005, and that it will be able to negotiate an extension of, or to replace, its existing line of credit, although no assurances can be given that these goals will be met. With increased working capital and the Company's existing line of credit, the Company feels it has an adequate supply of liquidity to meet its needs.

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

ITEM 3.  Controls and Procedures
--------------------------------

         As of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic Securities Exchange Commission (SEC) filings. Disclosure controls and procedures are defined as controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

                                 W W CAPITAL CORPORATION
                                       (Registrant)

Dated:  May 23, 2005             By: /s/ Harold Gleason
                                    ----------------------------------------
                                 Harold Gleason, President, CEO and Chairman


Dated:  May 23, 2005             By: /s/ Michael S. Dick
                                    ----------------------------------------
                                 Michael S. Dick, Chief Financial Officer

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



         Dated:  May 23, 2005      By: /s/ Harold Gleason
                                   ---------------------------------------
                                   Harold Gleason, Chairman, President and
                                   Chief Executive Officer

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



         Dated:  May 23, 2005       By: /s/ Michael S. Dick
                                    ---------------------------------------
                                    Michael S. Dick, Chief Financial Officer

                                  Exhibit 32.1

   CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of W W Capital Corporation (the "Company") for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harold Gleason, Chairman, President and Chief Executive Officer of the Company, certify, based on my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


         Dated:  May 23, 2005      By:  /s/ Harold Gleason
                                   -------------------------------------
                                   Harold Gleason, Chairman, President and
                                   Chief Executive Officer

                                  Exhibit 32.2

     CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of W W Capital Corporation (the "Company") for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael S. Dick, Chief Financial Officer of the Company, certify, based on my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


         Dated:  May 23, 2005      By: /s/ Michael S. Dick
                                   ----------------------------------------
                                   Michael S. Dick, Chief Financial Officer